Form 10KSB40
period 1998-12-31
PROFORMANCE RESEARCH ORGANIZATION INC
filed 1999-06-30
CIK 1012176

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number: 333-61533

                     PROFORMANCE RESEARCH ORGANIZATION, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                      84-1334921
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                  5335 WEST 48TH AVENUE, DENVER, COLORADO 80212
           (Address of principal executive offices including zip code)

          Issuer's telephone number, including area code: (303)458-1000

       Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ___ No _X_

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

           Issuer's revenues for its most recent fiscal year. $189,740

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 1999: N/A (See Item 5)

    Number of shares outstanding of registrant's Common Stock, no par value, as of June 15, 1999: 4,220,661 (See Item 11)

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes No X

Exhibit index on consecutive page 19                          Page 1 of 40 Pages

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

THE COMPANY

         Proformance Research Organization, Inc. ("P.R.O." or the "Company") earns revenue from three sources: (1) providing golf instruction services to recreational golfers wishing to improve their game or corporate clients utilizing the Destination Golf Schools (discussed below) as part of incentive programs or entertaining venues; (2) training of golf instructors for certification and to maintain accreditation with the Professional Golf Association of America (the "PGA"); and (3) sales of golf related products such as instructional materials and golf equipment, either produced by the Company or as a reseller of products produced by third parties. P.R.O. provides golf instruction through three primary avenues - (1) golf schools located at independent resorts, to which students generally travel for intensive 2-5 day programs ("Destination Golf Schools"), (2) franchised learning centers designed to cater primarily to local clientele for hourly lessons ("Learning Centers") and (3) training of golf instructors for teaching certification, which training is conducted at P.R.O. headquarters, Destination Golf Schools and Learning Centers.

         P.R.O. currently has nine Destination Golf Schools under contract for full or partial year operation. In addition, P.R.O. is currently operating one Learning Center. P.R.O. leases the facilities for its Destination Golf Schools at existing golf courses or resorts. This arrangement permits P.R.O. to offer first rate golf facilities at relatively low facilities cost and enables P.R.O. to take advantage of the course's or resort's marketing efforts, visibility and facility quality. P.R.O. currently markets its own line of instructional video tapes and booklets, tied to the curriculum taught at its Destination Golf Schools and Learning Centers. P.R.O. has signed an agreement to market, on a non-exclusive basis, the Dimension Z Golf line of golf clubs. In addition, P.R.O. has been granted non-exclusive distribution rights to the FILA line of golf bags, hats, gloves and miscellaneous golf-related products. P.R.O. intends to utilize the Slazenger(R) Fitting System at P.R.O. facilities for the purposes of distributing custom fit putters to P.R.O. students.

         P.R.O. believes that it is distinguished from its competitors on the basis of the quality of its facilities, its unique curriculum, and its experienced management team and staff. P.R.O.'s curriculum is geared toward the marketing premise that ideas accepted on the professional golf tours are accepted by recreational golfers. The basis of P.R.O.'s curriculum is physical fitness and focus on the mental approach to the game, which the Company believes are currently popular among golfers on the professional tours.

CORPORATE HISTORY

         The Company was founded in Colorado in January 1991 under the name World Associates, Inc. It formed a subsidiary in Delaware in February 1996 originally called Team Family, Inc., which changed its name to Proformance Research Organization, Inc. in January 1997. The Company merged into this subsidiary effective July 31, 1998, thereby effecting a reincorporation (the "Reincorporation"). Also, each P.R.O. Property, Inc., a Colorado corporation ("PPI"), is a wholly-owned subsidiary of the Company. All references to the Company herein include the predecessor corporation and PPI.

         Golf instruction operations commenced in the summer of 1996 with the association of Dave Bisbee and the licensing of certain rights to golf instruction materials from Mr. Bisbee and Sport Solutions, Inc. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Sports Solutions, Inc. ("SSI") License" and "Dave Bisbee Distribution Agreement." The Company then negotiated and signed agreements with various golf courses to operate their golf schools at such courses, beginning with an agreement with Keystone Ranch Resort in March 1997 (which has since expired). As outlined above, the Company now has nine Destination Golf Schools and one Learning Center in operation.

INDUSTRY BACKGROUND

         The National Golf Foundation, a non-profit golf research organization (the "NGF"), conducts various surveys and studies of golfers in the United States. According to excerpts from various studies by the NGF, there were approximately 26.5 million golfers in the United States age 12 and over, compared with 19.9 million golfers in 1986, an increase of 33%. Approximately 12 million of these golfers are between the age of 18 and 39, 5.0 million are between age 40 and 49 and 6.5 million were over age 50. Approximately 5.6 million U.S. golfers are "avid" golfers, defined as those who play at least 25 rounds of golf per year. Today's typical golfer is male, 39 years old, has a household income of $63,300 and plays 21 rounds per year. In 1996, golfers spent about $15.1 billion on equipment, related merchandise and playing fees, compared to $7.8 billion in 1986. Non-golfers spent an additional $1.25 billion on golf-related items in 1996.

STRATEGY

         The Company believes that the three most important criteria used by golfers to select a school are: (1) location, (2) price, and (3) product. Key elements of P.R.O.'s strategy are (1) to increase the number of its Destination Golf Schools and Learning Centers in the U.S., (2) to stimulate demand for its instructor training and certification program, (3) to expand the products available for the Company to market, through marketing arrangements with independent golf product manufacturers, (4) to expand, through one or more majority-owned subsidiaries, into golf course management and development and (5) to expand its business into new geographic territories. There can be no assurances that the Company will be able to successfully execute its strategy.

o INCREASE THE NUMBER OF ITS DESTINATION GOLF SCHOOLS AND LEARNING CENTERS. The Company believes that the most important consideration for a golfer deciding which golf school to attend is location. The Company believes that it can attract more students by offering more locations. In expanding to new locations, the Company intends to add sites that are consistent with its current high quality of facilities. The Company intends to maintain a relatively low overhead cost structure by negotiating site contracts with rent based on the number of students attending the school. The Company believes that its existing student booking and billing operations can service a substantial increase in volume of students, and that economies of scale can be achieved in advertising and other marketing expenses as new sites are added. The Company currently has nine Destination Golf Schools and one Learning Center under contract. The Company has incurred significant expenses for site development, personnel and advertising relating to these sites. The Company has attempted to locate its sites in different geographic regions with varying golf seasons, which the Company hopes will reduce the effect of seasonality on its business. As described more fully below, the Company may expand by acquiring existing golf school operations.

O        STIMULATE DEMAND FOR ITS INSTRUCTOR TRAINING AND CERTIFICATION PROGRAM.
         The Company is attempting to gain brand name recognition of its instructor training and certification program. In addition to gaining revenues from training golf instructors, the Company intends to maintain a certified instructor membership program with a one-time membership fee plus annual dues, designed to help PGA-certified professionals maintain their PGA accreditation.

O EXPAND THE PRODUCTS AVAILABLE FOR THE COMPANY TO MARKET. In addition to marketing its own line of golf instructional products, the Company recently entered into a non-exclusive agreement with Dimension Z Golf to market their brand of golf clubs. In addition, P.R.O. has an agreement with FILA to market their bags, hats, gloves and miscellaneous golf products through its Destination Golf Schools and Learning Centers. The Company intends to seek additional golf-related products to market through these channels. In addition, P.R.O. will be utilizing the Slazenger(R) Fitting System at P.R.O. facilities for the purposes of distributing custom fit putters to P.R.O. students.

o        EXPAND  INTO  GOLF  COURSE  MANAGEMENT  AND  DEVELOPMENT.  The  Company
         recently established PRO Property, Inc. ("PPI") as a subsidiary to pursue opportunities in golf course management and development. With the assistance of Vic Kline, the Company's strategy is to exploit its knowledge and expertise in the golf business by exploring new lines of business, such as managing existing golf courses owned by third parties and development of new golf courses under lease agreements on land owned by third parties. Any such facilities could serve as sites for additional Destination Golf Schools or Learning Centers. The Company intends to conduct this business through one or more majority-owned subsidiaries with stock ownership offered to management responsible for the site. In addition, financing of any such opportunities may require debt or equity financing at the subsidiary level. See "ITEM 1.
         BUSINESS--Golf Course Development and Management Strategy" and "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - Key Employees and Consultants."

o EXPAND ITS BUSINESS INTO NEW GEOGRAPHIC TERRITORIES. The Company intends to establish Destination Golf Schools or Learning Centers at additional sites within the U.S. and at appropriate sites outside the U.S. The Company currently has an agreement with Sunkyong U.S.A. to represent P.R.O. in the Republic of Korea on an exclusive basis and to make introductions throughout the Pacific Rim on a non-exclusive basis, for Destination Golf School, Learning Center franchising and product sales opportunities. See "--International Operations" below.

THE P.R.O. SCHOOLS

         P.R.O.'s strategy is to operate its Destination Golf Schools at high-quality existing resorts that have golf facilities. P.R.O. currently has nine Destination Golf Schools and one Learning Center under contract for operation during all or portions of each year. Following is a list of the Company's sites and sites under development, along with the date the site became available to students and the season the site is open. Fees for Destination Golf Schools are paid in advance and range from $364 for a 2-day school (excluding lodging) at Brooks Golf Club at Lake Okoboji, Iowa, to $1,392 for a 4-day school (including lodging) at Wildfire Golf Course at Desert Ridge in Phoenix, Arizona. Fees for Learning Centers are based on private instruction and range from $47.00 to $100.00 per lesson.

         P.R.O.'s schools have been recognized by the PGA of America, which allows P.R.O. to employ, and in turn offer instruction by, PGA-accredited teachers. At its Destination Golf Schools and Learning Centers, P.R.O. instructors teach a system developed by Dave Bisbee that combines instruction in all areas of golf technique with instruction in mental aspects of the game and physical conditioning to improve play. Instructors assess the student's skill level and learning style, developing a personal golfer profile for individualized instruction. At P.R.O. Destination Golf Schools, access to a golf course on site is included in each 2-, 3- or 4-day package. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for information regarding the distribution agreement with Mr.
Bisbee.



SITE NAME                       ADDRESS                         DATE OPENED         SEASON              LEASE EXPIRES
---------                       -------                         -----------         ------              -------------
DESTINATION GOLF SCHOOLS

Mission Inn                     10400 County Road 48            February 1999       Mid-February        June 19991<F1>
Golf & Tennis Club1<F1>         Howey in the Hills, Florida                         to late-June

Wildfire Golf Course at         5225 East Pathfinder            September 1997      Mid-September       September 1999
Desert Ridge                    Phoenix, Arizona                                    to mid-May

Haymaker Golf Course            P.O. Box 2995                   May 1999            May to mid-         October 1999
                                Steamboat Springs,                                  October
                                Colorado

Pole Creek Golf Club            P.O. Box 3348                   April 1999          April to            November 1999
                                Winter Park, Colorado                               November

Carlton Oaks Country Club       9200 Inwood Drive               March 1998          Year Round          November 2000






SITE NAME                       Address                         Date Opened         Season              Lease Expires
                                Santee, California
                                (San Diego area)

Rhodes Ranch                    7881 South Durango Drive        March 1998          Mid-September       December 1999
                                Las Vegas, Nevada                                   to mid-May

Brooks Golf Club                1405 Highway 71                 June 1998           Mid-May to          September 2000
                                Lake Okoboji, Iowa                                  mid-September

Omni Tucson National2<F2>       2727 W. Club Drive              March 19992<F2>     Mid-September
                                Tucson, Arizona                                     to mid-May

Bardmoor Golf Club              7919 Bardmoor Boulevard         January 1999        Mid-September       April 2000
                                Largo, Florida                                      to mid-May
                                (St. Petersburg area)

LEARNING CENTERS

Plum Creek Golf &               311 Players Club Drive          June 1998           April to            December 1999
Country Club                    Castle Rock, Colorado                               September

<F1>
1    The renewal of the lease is in process.
<F2>
2    Site under contract but not yet open; date indicates planned opening date.

DESTINATION GOLF SCHOOLS

         Wildfire Golf Course at Desert Ridge is owned by Crown Golf Properties, Inc. ("Crown"), which owns or operates 30 golf facilities worldwide. Through expansion of its relationship with Crown, opening Destination Golf Schools at facilities in the U.S. or abroad owned by other parties, and potential acquisitions of existing golf schools, the Company currently plans to expand to as many as 60 total sites within the next five years. P.R.O. is currently in negotiation with other golf resort owners to open additional Destination Golf Schools in Myrtle Beach, South Carolina; Palm Springs, California; Aspen, Colorado; and San Francisco, California. There can be no assurances that P.R.O. will be able to identify and enter into contracts with any additional sites.

         P.R.O. contracts with the owners of each facility to provide a golf school at the existing golf facility and pays rent for the use of a portion of the facility. Certain golf facilities prefer to outsource the golf school function rather than be responsible for the overhead of establishing, maintaining and marketing a golf school, and to date the Company has had success in negotiating site agreements with ten facilities (nine Destination Golf Schools and one Learning Center). In addition, P.R.O.'s operation of a golf school at an existing facility provides the facility with higher visibility through P.R.O.'s advertising efforts and additional revenue through guest nights, rounds of golf, meals, merchandise and other purchases by P.R.O. golf school students. Due to this mutually-beneficial arrangement, the rent charged P.R.O. for using the facilities has been relatively low, allowing P.R.O. to maintain low operating costs while offering its students high-quality facilities. In addition, this arrangement permits P.R.O. to offer first rate golf facilities at relatively low facilities cost and enables P.R.O. to take advantage of the course's or resort's marketing efforts, visibility and facility quality without incurring the enormous capital requirements and advertising budgets needed to establish, maintain and market such facilities. Initially, the Company entered into leases that provided for fixed monthly rental, however, the Company's current lease fee at six of its sites are based on the number of students attending schools at the site, thereby reducing the Company's fixed expenses. The Company pays a fixed rent at the other four sites. There can be no assurances that the Company will continue to enter into variable rent leases.

LEARNING CENTERS

         In contrast to Destination Golf Schools, which are located at independent resorts with golf courses, Learning Centers are located or proposed to be located at other independent sites where golf instruction might be available, such as driving ranges, golf equipment stores and golf courses oriented to a local clientele. P.R.O. currently operates one Learning Center. In the U.S., P.R.O. intends to lease and operate Learning Centers, but internationally intends to franchise locally-owned and operated Learning Centers. Management believes that, in addition to receiving direct revenue from Learning Centers, an increased local presence from Learning Centers would increase the visibility of its name and curriculum and result in referrals to its Destination Golf Schools. To encourage such referrals, P.R.O. may pay a referral bonus to Learning Center staff for referred students who attend Destination Golf Schools.

ACQUISITIONS AND SITE START-UP COSTS

         Management of the Company believes that there are many single and multiple location golf school operations whose owners may see certain advantages to being part of a larger organization with several locations. Approximately $500,000 of the net proceeds from the Company's initial public offering, which is expected to close in June 1999, has been allocated for acquisitions. Management believes that it can acquire such existing golf schools using a combination of stock and cash. As of the date of this report, there are no understandings, agreements, or arrangements for any acquisitions.

         The expenses associated with opening new sites pertain to recruiting and training instructors and staff, rent, and advertising. These start-up costs of establishing these new facilities are incurred in advance of advertising the sites and booking students into the sites. Having established an infrastructure for its Destination Golf School and Learning Center operations, management believes that the Company can now achieve economies of scale in certain of its operations, in particular advertising, student bookings, and billing. A portion of the net proceeds from the Company's initial public offering has been allocated for site start-up costs. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."

INSTRUCTOR CERTIFICATION

         In addition to providing instruction for recreational golfers, P.R.O. has developed an instructor certification program to enable instructors to fulfill in part their annual accreditation requirements to maintain PGA of America membership. Instructor certification involves a 4-day in-depth workshop to become certified in P.R.O.'s system. Upon completion of the training, the participant becomes certified as a P.R.O. Certified Instructor. The fee for this training is $5,000 and is paid in advance. Once certified, the Certified
Instructor automatically becomes eligible to distribute P.R.O. instruction-related products and services, receives commissions for referring students to Destination Golf Schools and may be contracted with to teach in P.R.O. schools. The cost of membership in P.R.O.'s Certified Instructor program is a $5,000.00 initiation fee and $1,000.00 in annual dues to be paid semi-annually.

DISTRIBUTOR MEMBERSHIP

         As of June 10, 1999, P.R.O. has agreements with 12 Distributors nationwide to facilitate the sales of packages of golf instruction into the corporate market (called the Premium Links program). P.R.O. intends to continue to establish a network of Distributor Members in defined geographical locations. These Distributors have non-exclusive marketing rights to P.R.O.'s Premium Links programs within their territory. P.R.O. has identified 100 territories. For the marketing rights to these programs, the Distributor pays a one-time fee of $25,000 which entitles the Distributor to an extensive training as well as the programs, products, and services that P.R.O. has created with a rolling commission schedule of up to 25% payable to the Distributor on the sale of Premium Links programs. As of December 31, 1998, P.R.O. had received deposits from four Distributors totaling $115,000. As of June 10, 1999, P.R.O. had received the $25,000 fee from all 12 of the Distributors. The fees have been accounted for as deferred revenue on P.R.O.'s financial statements.

PRODUCT SALES

         In addition to golf instruction services, P.R.O. sells its own line of golf instructional videos, books and training aids. A key component of P.R.O.'s strategy for growth is to expand into marketing of golf-related products for independent manufacturers. On July 21, 1998, P.R.O. signed a one-year distributor agreement with Renaissance Golf Products Inc. granting P.R.O. non-exclusive distribution rights to the FILA line of golf goods including but not limited to golf clubs, bags, balls, gloves, head wear, head covers, travel cases, umbrellas, and towels (the "FILA Agreement"). Under the FILA Agreement, P.R.O. has non-exclusive distribution rights in connection with its Destination Golf Schools, Learning Centers and certified instructors, as well as the rights to appoint sub-distributors at such facilities. P.R.O. does not intend to renew the FILA Agreement. P.R.O. is also a non-exclusive distributor of golf clubs manufactured by Dimension Z Golf.

         In addition, P.R.O. will be utilizing the Slazenger(R) Fitting System at P.R.O. facilities for the purposes of distributing custom fit putters to P.R.O. students. The Company proposes to have the equipment for this custom club fitting at all Destination Golf Schools and Learning Center locations. A portion of the net proceeds from the Company's initial public offering has been allocated for this type of equipment as well as an inventory of the items mentioned in the preceding paragraph.

GOLF COURSE DEVELOPMENT AND MANAGEMENT STRATEGY

         A key component of the Company's expansion strategy is to enter into the business of developing and managing golf facilities, such as courses and driving ranges. In addition to receiving management fees at any such facilities, the Company may be able to locate Destination Golf Schools or Company-managed Learning Centers at any such facilities. The Company, through PPI, is currently in negotiation with the owner of one site who intends to develop a golf course on that site, for management of the golf course.

         The near-term plans for that site call for construction of a golf practice facility first and later a golf course. The golf practice facility would be more than the typical driving range. The proposal includes landing areas for the range that resemble conditions typically found on a golf course, chipping greens, and putting greens. Approximately $1,000,000 of the net proceeds from the Company's initial public offering has been allocated for this project. As of June 22, 1999, the Company does not have a signed agreement with the owner of the site and the approvals necessary from local authorities for the proposed facility construction.

         There can be no assurance that the Company will be successful in its negotiations relative to this site or any future sites, or, if successful, when such sites will become operational. The golf course development and management business involves significantly greater capital requirements than the Company's current instruction and product marketing lines of business. There can be no assurance that such capital will be available to the Company at all, at an acceptable cost or on a basis that is timely relative to the schedules of particular projects. If the Company is unable to raise capital, through debt or equity markets, at appropriate times and acceptable costs, the Company may be unable to take advantage of any available development and management opportunities. If the Company is able to raise capital, shareholders may suffer dilution of their ownership.

INTERNATIONAL OPERATIONS

         On May 6, 1997, P.R.O. signed a five-year agreement with Sunkyong U.S.A. (the "Sunkyong Agreement"), under which Sunkyong U.S.A. agreed to represent P.R.O. in the Republic of Korea ("South Korea") on an exclusive basis and to provide introductions to parties on a non-exclusive basis throughout the Pacific Rim relating to product sales, Learning Center franchises and Destination Golf School opportunities at sites in the Pacific Rim. Details with respect to each site and fees to be paid to Sunkyong U.S.A. are to be negotiated on a site-by-site basis. The Sunkyong Agreement provides that Sunkyong U.S.A. has the option to purchase up to 10,000 shares of P.R.O. common stock at a price of $5.00 per share for each Destination Golf School site, up to 32 sites in total. Sites are subject to Company approval. If all 32 sites are opened within the 5-year term of the Sunkyong Agreement, the Company may be obligated to issue 320,000 additional shares of common stock. P.R.O. intends to contract with other companies to introduce additional products to Sunkyong U.S.A. for them to identify potential marketers of such products. Several companies have already communicated to the Company their desire to access distribution in the Pacific Rim.

         However, due to the current business and financial conditions in Asia generally and South Korea in particular, the Company has done no significant business to date under the Sunkyong Agreement, and expects to do no significant business under that agreement until such time as Asian business and financial conditions improve. No assurance can be given as to when that recovery will occur or that P.R.O. will have any significant operations in Asia in the foreseeable future.

MARKETING

         P.R.O. markets its products and services primarily through advertising campaigns in various media. To date, P.R.O. has had a limited marketing budget. A key component of P.R.O.'s strategy is to use a portion of the proceeds from the Company's initial public offering (approximately $1,000,000) for an expanded advertising campaign to stimulate additional awareness and recognition of P.R.O. and its services and products. P.R.O.'s marketing department has conducted research on the circulation, reader characteristics, and editorial content of various golf publications. P.R.O.'s advertising and article placement strategy is intended to provide national exposure, credibility and demand in the golf market. P.R.O.'s marketing strategy is planned to be broad based, combining advertising in golf publications, such as Golf Digest, with cross-over advertising in other media intended to reach targeted demographic and psychographic groups. These media include high-end business and travel publications as well as electronic media. P.R.O. currently advertises in the Ambassador, an in-flight magazine on all TWA flights, as well as the America West in flight magazine nationwide. Management intends to use proceeds from the Company's offering for larger ads running for consecutive months to establish some degree of name recognition with its targeted audience. The Company has also purchased time on The Golf Channel to air a one-minute advertisement narrated by nationally recognized golf personality Ben Wright. In addition, the Company hopes to take advantage of the marketing efforts of Renaissance, FILA, Dimension Z, Slazenger and the operators of its Destination Golf School sites, as well as any future strategic alliances to expose P.R.O. to a wider audience at no cost to the Company.

         A part of P.R.O.'s marketing execution strategy is to contact publications with articles of interest to the golfing public. As an example, the February 1997 issue of Golf Illustrated featured an article on the "Player's Edge" Instructional System, including the mental and physical programs, by Dave Bisbee, the Executive Director of P.R.O.

         The Company believes that, historically, recreational golfers have accepted and adopted ideas used on the professional golf tours. The Company intends to market its schools by keying on the physical and mental components of its curriculum in conjunction with the widespread use of fitness vans that now travel with the PGA Tour and the fact that many PGA Tour professionals now use sports psychologists as part of their normal preparation. In addition, P.R.O. is currently in discussion with a number of PGA Tour professionals to find one or more spokesmen for the Company. There can be no assurance that the Company will be able to engage a PGA Tour professional to act as a spokesman. In addition, the Company expects that engaging a PGA Tour professional would involve significant compensation to such individual, in the form of cash, stock, options, or other compensation.

         One target of P.R.O.'s marketing efforts relating to its Destination Golf Schools is executive training programs for the corporate market. P.R.O. has created incentive packages for corporations to reward performance, entertain clients or as incentives for sales projects. P.R.O. has conducted 30 such programs to date, with an average attendance of 10 people. P.R.O. marketing staff attempts to make direct contact with the corporate market through advertising in trade journals, appearances at trade shows, and telephone calls.

INTELLECTUAL PROPERTY

         The Company owns the registered trademarks P.R.O., Proformance Research Organization, CGT and CGTA. While the Company has licensed the rights to use Player's Edge, Mental Edge, and P.A.R. System, which are registered trademarks owned by Dave Bisbee and Sports Solutions, Inc., the Company emphasizes the "P.R.O." trademark on its line of instructional video tapes and booklets tied to the curriculum taught at its Destination Golf Schools and learning Centers. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Sports Solutions, Inc. License" and "- Dave Bisbee Distribution Agreement."

COMPETITION

         The golf instruction market is highly fragmented, with lessons available at a vast number of local golf courses, driving ranges and golf shops, as well as a large number of destination golf schools. The Company's Destination Golf Schools and Learning Centers compete with all of these sources of golf instruction. Shaw Guides, an Internet travel information source that compiles golf instruction facilities lists hundreds of different sources of golf instruction in the U.S. Many of the local sites with which P.R.O.'s schools compete have greater local name recognition and resources than the Company. P.R.O.'s Destination Golf Schools compete with several destination golf schools operated throughout the U.S., including John Jacobs Golf Schools, David Leadbetter Golf Academy, Nicklaus/Flick Game Improvement, Arnold Palmer Golf Academy and Golf Digest Schools. Many of the schools with which the Company's Destination Golf Schools compete have greater resources, a larger number of sites, more prestigious locations or affiliations with well-known and respected golfers or golf instructors than the Company. For example, John Jacobs Golf Schools has 30 schools and Golf Digest Schools offer instruction at 15 sites. While the Company's management believes that the Company's program is unique in its emphasis on the mental approach to golf and its emphasis on physical conditioning, there can be no assurances that the Company will be able to compete in the marketplace.

EMPLOYEES

         As of May 1, 1999, the Company had 22 full-time and 4 part-time employees. None of the Company's employees is represented by a labor union. The Company believes that its relationship with its employees is good.


ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company leases approximately 6,200 square feet of space for administrative, office, and marketing functions in Denver, Colorado, through September 30, 1999. The Company's rent is currently approximately $2,500 per month. The Company believes that this property will be sufficient to meet its needs for the duration of the lease.


ITEM 3.           LEGAL PROCEEDINGS.

         Not Applicable.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of June 22, 1999, no public market exists for the Company's shares.

         As of June 15, 1999, there were 194 record holders of the Company's Common Stock, including shares held by the Company as treasury shares.

         During the last two fiscal years, no cash dividends have been declared on the Company's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During  1998,  the  Company  has  issued  and  sold  the   unregistered
securities as described below.

         The Company issued 135,213 shares of Common Stock valued at $193,305 as inducements for loan funds received to an employee of the Company and his family members (all of whom are accredited investors), accredited investor customers of the Global Financial Group, Inc., the underwriter of the Company's pending public offering, and other accredited investors (some of whom are past or present business associates of Company employees).

         The Company issued 2,502 shares of Common Stock for services valued at $3,578 to one individual.

         The Company sold 378,700 shares of Series A Preferred Stock for $541,000 in cash to accredited investor customers of Global Financial Group, Inc. and other accredited investors (some of whom are past or present business associates of Company employees or family members of Company employees).

         The Company issued 70,000 shares of Series A Preferred Stock in payment of debentures in the total amount of $100,000 to two individuals.

         The Company issued 123,000 warrants to purchase Common Stock at $6.00 per share as inducements for making bridge loans to the Company to accredited investor customers of Global Financial Group, Inc., a non-accredited business associate of an employee, and a non-accredited investor who had made similar types of investments in the past.

         The sale and issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2). Appropriate legends were affixed to the stock certificates issued in the above transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. The securities were offered and sold by the Company without any underwriters, except for the Global Financial Group, Inc. assistance noted above. All of the purchasers were deemed to be sophisticated with respect to an investment in securities of the Company by virtue of their financial condition and/or relationship to members of management of the Company. For sales made with the assistance of Global Financial Group, Inc., Global was paid a cash sales commission of 10% of the cash consideration received by the Company and warrants to purchase Common Stock. These warrants were later returned to the Company by Global for cancellation.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         P.R.O. provides golf instruction through three primary avenues - golf schools located at resorts, to which students generally travel for intensive 2-4 day programs ("Destination Golf Schools"), learning centers designed to cater primarily to local clientele for hourly lessons ("Learning Centers"), and training of golf instructors for teaching certification. P.R.O. currently has nine Destination Golf Schools under contract for full or partial year operation, and is currently operating one Learning Center. The Company expected to be financed in January of 1998 and the delay in financing created a cash-flow problem due to the financial commitments that had been made to each of these facilities.

         P.R.O. leases the facilities for its Destination Golf Schools at existing golf courses or resorts, allowing P.R.O. to offer first rate golf facilities at relatively low facilities cost and allowing P.R.O. to take advantage of the course's or resort's marketing efforts, visibility and facility quality. P.R.O. began operation of Destination Golf Schools at the locations and dates indicated below: Mission Inn Golf & Tennis Club, Howey in the Hills, Florida, February 1999; Haymaker, Steamboat Springs, Colorado, May 1999; Pole Creek Golf Club, Winter Park, Colorado, April 1999; Wildfire Golf Course at Desert Ridge ("Wildfire"), Phoenix, Arizona, September 1997; Carlton Oaks Country Club, San Diego area, California, March 1998; Brooks Golf Club, Lake Okoboji, Iowa, June 1998; Bardmoor Golf Club, St. Petersburg, Florida, January 1999; and Tucson National, Tucson, Arizona, March 1999. In addition, P.R.O. began operation of a Learning Center at the Plum Creek Golf and Country Club, Castle Rock, Colorado in June 1998.

         P.R.O. is currently in negotiation to open additional Destination Golf Schools in Myrtle Beach, South Carolina; Orlando, Florida; Palm Springs, California; Aspen, Colorado; and San Francisco, California. Such negotiations, however, are still in process and there is no assurance that any of these locations will become P.R.O. instructional facilities.

         P.R.O.'s Destination Golf Schools and Learning Centers have opened at varying times over the past two years, and most of the Destination Golf Schools are closed during local off-seasons. As a result of changes in the number of facilities open from period to period, closing certain of the Destination Golf Schools during local off-seasons, and overall seasonality of the golf business, results of operations for any particular period may not be indicative of the results of operations for any other period.

         The Company has made a strategic decision to open several sites for its Destination Golf Schools and Learning Centers, despite the fact that there are significant one-time and recurring expenses associated with opening each site, and despite the fact that its existing sites were not operating at capacity.

         Originally, most site contracts for P.R.O.'s Destination Golf Schools provided for a fixed amount of monthly rent. P.R.O. has subsequently negotiated a per-student rent for six of its ten site contracts, reducing the Company's fixed costs.

         For each Destination Golf School and Learning Center, the Company hires a site manager and a number of certified instructors based on anticipated demand. The Company offers 6 levels of instructor certification. Site managers are required to complete level 4 certification, and certified instructors are required to complete level 2 certification. Although level 2 certification can be achieved in a single session, level 4 certification requires at least one additional session. The Company provides training for its site managers and certified instructors at Company expense.

         For a brief time, the Company marketed a line of books and related products in the family self-help market, under the name Team Family(TM). The Company discontinued that line of business in 1996, and devoted its full resources to its current golf operations. The Company's audited financial statements have been adjusted to exclude the effect of the discontinued operations, and the Company's results of operations for the years ended December 31, 1997 and 1998 each include a loss of $3,063 related to the estimated loss on the anticipated disposition of the assets related to the Team Family line of business. See the Financial Statements and the Note entitled "Discontinued Operations" in the Notes to the Financial Statements.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         TOTAL REVENUE. The Company had total revenue of $119,072 for the year ended December 31, 1997, compared to $189,740 of total revenue for the year ended December 31, 1998. The increase in total revenue was attributable primarily to the increase in the number of Destination Golf School and Learning Center sites operating in the 1998 period. During the first ten months of 1997, the Company had one Destination Golf School - Keystone, Colorado - open for a total of four months. During the year ended December 31, 1998, the Company had several sites open during portions of that year: Wildfire (Phoenix); Carlton Oaks (San Diego area); Rhodes Ranch (Las Vegas); Keystone; Brooks (Lake Okoboji); Huff House (Catskills); Scottsdale Learning Center; and Plum Creek (Denver area) Learning Center.

         COST OF REVENUE. Cost of revenues for the year ended December 31, 1997 was $95,545 or 80% of total revenue, compared to $353,268 or 186% of total revenue for the year ended December 31, 1998. Cost of revenue consists primarily of instructor salaries. The increase in cost of revenue as a percentage of total revenue in 1998 was due primarily to hiring of instructors for the Company's new sites, which operated below capacity. Opening of several sites was delayed, and revenue at open sites was negatively impacted, by the effects of an unusually wet winter in January, February and March 1998. See "Seasonality" below.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, expenses associated with recruiting and training P.R.O.'s Destination Golf School and Learning Center site managers and instructors, salaries for administrative, sales and marketing staff, and rent at the Company's headquarters, increased from $628,214 for the year ended December 31, 1997 to $2,057,805 for the year ended December 31, 1998. The increase was due primarily to expenses associated with recruiting and training instructors for the new sites, expenses associated with opening the new sites and rent at the new sites, and establishing its Distributor Membership program. The Company believes that its long-term cost structure will be more advantageous with site rentals based on fixed fees, and signed its new leases on this basis. However, the Company is currently operating below capacity at all of its sites. The Company determined to lower its short-term cost structure by negotiating a per-student rent for six of its ten its summer sites. Although this decreases the Company's fixed costs, if student volume is increased at the sites with per student rents, the Company's costs could actually be higher at those sites than at sites with fixed rents.

         The Company made a strategic decision to renegotiate the rent at some of its sites because the Company hopes to receive financing that will allow it to engage in its planned advertising campaign by July 1999. Most of the fixed rent sites are winter sites. The Company hopes that engaging in the planned advertising campaign will allow volume at the fixed rent sites to be sufficient to support the fixed fee rents. However, there can be no assurance that financing will be received in time to engage in such advertising campaign in time to achieve sufficient volume at these sites to offset the fixed fee rents, or that such advertising campaign, if begun, will result in increased student volume.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Results for the year ended December 31, 1997 reflect the operation of the Keystone Destination Golf School for three months and the Wildfire Destination Golf School for four months. Results for the year ended December 31, 1996 reflect the Company's live test of its instructor certification program to produce data regarding its marketability and franchising methods. As a result of the change in the nature of the Company's operations from period to period, the comparison between the 1997 and 1996 periods may not necessarily be meaningful.

         Total revenue for 1997 was $119,072 as compared to $188,455 for 1996. Revenue in 1997 was derived primarily from the operation of P.R.O. Destination Golf Schools at Keystone and Wildfire, for three and four months respectively. Revenue in 1996 was derived primarily from the instructor certification program.

         Cost of revenue was $95,545 or 80.2% of sales in 1997, compared to $7,251 or 3.8% of sales in 1996. Cost of revenue in 1997 related to revenue from Destination Golf Schools and consisted primarily of site rental fees and instructor salaries. Cost of revenue in 1996 related primarily to revenue from the instructor certification program, a classroom program which was conducted in the Company's headquarters at no additional facilities cost. Costs of this program were primarily instructor salaries and program materials.

         Selling, general and administrative expenses consisted primarily of marketing and advertising expenses, expenses associated with recruiting and training P.R.O.'s Destination Golf School and Learning Center site managers and instructors, salaries for administrative, sales and marketing staff, and rent at the Company's headquarters. Selling, general and administrative expenses increased to $678,214 in 1997 from $366,496 in 1996, an increase of 85%. These expenses were greater in 1997 because the Company was in the process of identifying sites for its Destination Golf

Schools and Learning Centers, establishing sites, training staff for the new sites, and advertising its new facilities. These start-up costs of establishing these new facilities are incurred in advance of advertising the sites and booking students into the sites. Having established an infrastructure for its Destination Golf School and Learning Center operations, management believes that the Company can now achieve economies of scale in certain of its operations, in particular advertising, student bookings, and billing.

LIQUIDITY AND CAPITAL RESOURCES

         The cash requirements of funding P.R.O.'s operations and expansion have exceeded cash flow from operations. The Company has satisfied its capital needs primarily through debt and equity financing. The Company continually explores raising additional capital through such means. The Company has an agreement with an entity controlled by a member of its Board of Directors under which such entity will subscribe for any Shares not otherwise subscribed for in the offering. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Weiner Subscription Agreement."

         Of the Company's $189,413 in long-term indebtedness outstanding as of December 31, 1998, $160,000 bears interest at a fixed rate of 12% and is due in 2002. Such indebtedness is convertible into Common Stock of the Company at a rate of $1.43 per share. Such indebtedness may be prepaid by the Company upon 30 days' notice. The Company presently does not intend to call such indebtedness for prepayment. The remainder of the Company's long-term indebtedness relates to a note for an automobile which bears interest at the rate of 8.9% and is payable in 42 monthly installments.

         At December 31, 1998, short-term notes payable was $1,040,577. The Company has allocated $550,000 of the proceeds from its initial public offering for the repayment of short-term debt.

         The proceeds from the Company's initial public offering have been allocated primarily for expansion and growth types of purposes, such as site development for a new golf practice facility, advertising, the costs of opening new facilities, acquisitions, and product inventory. Only $550,000 has been allocated for repayment of short-term debt and bridge loans. Accordingly, it will become necessary for the Company's existing operations to be able to generate enough cash to cover existing commitments and obligations, such as lease rent for the facilities, instructors' salaries, and officers' salaries. The Company is obligated, pursuant to a five-year employment agreement to pay William D. Leary, the President of the Company, an annual salary of $120,000. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Leary Employment Agreement."

         The Company believes that the proceeds from its initial public offering, in conjunction with its existing cash balances and anticipated cash from operations, will be sufficient to meet the Company's current working capital needs for at least the next twelve months. However, there can be no assurance that the Company will not need to raise additional capital sooner, particularly to take advantage of any expansion opportunities, not currently anticipated, that may become available. In such event, there can be no assurance that additional capital will be available at all, at an acceptable cost, or on a basis that is timely to allow the Company to finance any such opportunities.

         As stated in the auditors' report on the Financial Statements, the Company incurred a net loss of $2,133,279 for the 1998 fiscal year, and at December 31, 1998, its current liabilities exceeded current assets by $1,663,880 and its total liabilities exceeded total assets by $1,786,624. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. See the Note entitled "Continuing Losses, Deficit in Equity and Negative Working Capital" in the Notes to the Financial Statements.

SEASONALITY

         Throughout much of the U.S., the golf business is seasonal, operating primarily in the summer and additionally in the spring and fall. However, in much of the Southern U.S., golf is played either year-round or all year except for the summer. This is primarily due to an outdoor playing season limited by inclement weather or excessive heat. The Company believes that business at its Destination Golf Schools will be seasonal with increased activity in the winter as students take winter vacations to warm weather destinations, and decreased activity in the summer. In particular, the Company expects decreased revenues from Destination Golf School operations in May and September each year. The

Company closes down many of its warm weather sites in May, with the staff of those sites moving to a summer site, and closes its summer sites in September with the staff returning to their warm weather sites. In each case, there is expected to be a one week lag between when one site closes and the other site opens. For example, the Company's site manager and certified instructors for Wildfire will generally move to Pole Creek or Haymaker for the summer and the staff from Rhodes Ranch in Las Vegas will move to Lake Okoboji, Iowa for the summer. Of the Company's nine current Destination Golf Schools, three facilities will close during the summer (Phoenix, Tucson and Las Vegas), three will be open only during the summer (Winter Park, Steamboat Springs and Lake Okoboji, Iowa), and the remaining three will be open year-round (San Diego, St. Petersburg and Orlando). Also, the Company's operations are subject to the effects of inclement weather from time to time even during the seasons that they are open. In particular, in January and February 1998, the Company's facility in Phoenix was closed for an unusually high number of days and the opening of the Company's facilities in San Diego and St. Petersburg were delayed due to the effects of El Nino. The timing of any new facility openings, the seasons any such facilities are open, the effects of unusual weather patterns and the seasons in which students are inclined to attend golf schools are expected to cause the Company's future results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons will not necessarily be meaningful and should not be relied on as indicative of future results. In addition, the Company's business and results of operations could be materially and adversely affected by future weather patterns that cause its sites to be closed, either for an unusually large number of days or on particular days on which the Company had booked a special event or a large number of students. Because most of the students at the Company's Destination Golf Schools attend the school on vacation, the student may not be able to or interested in rescheduling attendance at one of the Company's sites. As a result, student-days lost to inclement weather may truly represent a loss, rather than merely a deferral, of revenue.

IMPACT OF THE YEAR 2000

         Management of the Company believes that it is prepared for Year 2000 problems. It has assessed its operational procedures. Reservations for the Company's golf schools are generally made four to eight weeks ahead of time. A student provides the Company with a credit card number for payment. The Company processes the credit card payment. Immediately thereafter, the Company sends a written confirmation of the reservation and payment to the student. Approximately ten days before the attendance date, the Company sends another confirmation/itinerary to the student. While software is used for reservation processing, administrative operations, and certain banking operations such as credit card processing, physical records of all of these functions are also kept in individual student files and appropriate office files. The Company has been informed by substantially all of its business application software suppliers that their software is Year 2000 compliant. The Company is planning to maintain additional physical records beginning in the fall of 1999 and continuing into the first part of 2000 as a safeguard.

         Accordingly, the Company expects that the advent of the millennium will have only a minimal adverse effect on its business, operating results and financial condition, due to additional physical record keeping efforts. However, there can be no assurances that Year 2000 problems will not occur. The Year 2000 problem may affect other entities with which the Company transacts business or on which students of its golf schools depend, such as airlines and hotels. While the Company is unable to send questionnaires to each and every airline and hotel that its students may use, the Company has been tracking the ability of the airline and hotel industries to book reservations for the year 2000. Such reservations are now being made. Published reports indicate that the reservations are being made without problems. Accordingly, while the Company cannot predict the effect of the Year 2000 problem on such entities or its consequent impact on the Company, management believes that any adverse effect on the Company will not be material.

ITEM 7.           FINANCIAL STATEMENTS.

         Please refer to the pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company, their positions and ages are as follows:

NAME                           AGE               POSITIONS
William D. Leary               40                President, Treasurer and
                                                 Director
Robert B. Lange                72                Director
John C. Weiner                 70                Director

         The Company's bylaws provide for a Board of Directors ranging from 1 to 9 members, with the exact number to be specified by the Board. The number is currently fixed at 3 directors. All directors hold office until the annual meeting of stockholders next following their election, and until their successors have been elected and qualified.
Officers serve at the discretion of the Board of Directors.

         There are no family relationships between any directors or executive officers of the Company. Directors of the Company receive no compensation to date for their service as directors. Set forth below are brief descriptions of recent employment and business experience of the Company's officers and directors.

         WILLIAM D. LEARY. From January 1993 until the present time, Mr. Leary has been the President of the Company. From May 1986 until January 1993, Mr. Leary was the President and CEO of the Innova Corporation, a golf distribution company. Mr. Leary was employed as a linebacker by the Denver Broncos of the National Football League from May 1983 to December 1984. From January 1985 through May 1986, Mr. Leary was rehabilitating from an injury that ended his football career and was employed as a golf teaching professional in the United States, Japan, Austria and Switzerland. Mr. Leary graduated with a B.S. in general education from Mesa College, Grand Junction, Colorado in May 1983.

         ROBERT B. LANGE. Mr. Lange has been a director of the Company since 1995. From 1955 to 1972, Mr. Lange was employed as President and CEO of Lange Ski Boot. Mr. Lange sold Lange Ski Boot in 1970, and since that time has been working as an independent consultant. Mr. Lange graduated with a BA degree in Economics from Harvard University in the spring of 1949 and earned his MBA from SMU in 1951.

         JOHN C. WEINER. Mr. Weiner has been a director of the Company since 1995. Since 1982, Mr. Weiner has been Chairman of the Board of JCW Investments, Inc. and JCW Ventures. From 1971 to 1982, Mr. Weiner was founder and President of Trident Investment Management, Inc., a public and private pension and other investment account management service. Mr. Weiner sold Trident Investment Management to Pacific Inland Bancorp in 1982. From 1956 to 1969, Mr. Weiner was employed by Moody's Investors Service, serving as President and Chief Executive Officer from 1966 until 1969. Mr. Weiner studied engineering at Westminster College and Yale University from 1945 to 1946; received a B.A. in pre-med and finance from Ripon College in 1948; received a B.S. in finance and economics from the University of Chicago in 1950; and studied finance at Northwestern University from 1950 to 1952.

KEY EMPLOYEES AND CONSULTANTS

         In addition to the foregoing directors and officers, the following individuals are key employees of or consultants to the Company.

         CHARLES "VIC" KLINE. Mr. Kline is a current and two-time Director of the PGA. Mr. Kline is currently on the PGA Properties Committee of the PGA. He is also a five-time Colorado PGA Section President and five-time Player of the Year. Mr. Kline is a past Colorado Open and Rocky Mountain Open champion. Mr. Kline has agreed to join the Company's Board of Directors upon completion of the offering.

         DR. ART DICKINSON. Dr. Dickinson is a past Sports Medicine Supervisor of the United States Olympic Team, and is a past department head and professor of exercise physiology and biomechanics at the University of Colorado. His professional associations include: Past President, Rocky Mountain Region, College of Sports Medicine; National Football League.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         No directors, officers, or beneficial owners of more than ten percent of securities of the Company reported to the Company any transactions involving the securities during the fiscal year ended December 31, 1998. Accordingly, there is no disclosure of any such transactions contained in this report.


ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth information for the Chief Executive Officer ("CEO") of the Company, William D. Leary. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.


                                                                                    LONG TERM COMPENSATION
                                        ANNUAL COMPENSATION                      AWARDS               PAYOUTS
                                                                                      SECURITIES
                                                             OTHER      RESTRICTED    UNDERLYING
NAME AND                                                    ANNUAL         STOCK         OP-                        ALL OTHER
PRINCIPAL                                                  COMPEN-       AWARD(S)     TIONS/SARS        LTIP        COMPEN-
POSITION           YEAR       SALARY($)      BONUS($)     SATION ($)        ($)           ($)       PAYOUTS ($)    SATION ($)
William D.         1998       60,000(1)<F1>     -0-           -0-           -0-           -0-           -0-            -0-
Leary              1997          -0-            -0-           -0-           -0-           -0-           -0-            -0-

<F1>
(1)      The Company and William D. Leary, an officer and director of the Company, entered into an Employment
         Agreement dated July 1, 1998 (the "Employment Agreement").  The Employment Agreement is for a five-year term and provides for salary to Mr. Leary in the amount of $120,000 annually.  As of December 31, 1998, the
         Company had not paid any salary to Mr. Leary.  The compensation due to Mr. Leary, pursuant to the terms of the Employment Agreement, of $60,000 has been treated as an accrued expense on the Company's financial statements and offset against amounts owed to the Company by Mr. Leary.  See "ITEM 12. CERTAIN
         RELATIONSHIPS AND RELATED TRANSACTIONS."

         The Company does not have any employment contracts with any of its officers or directors, except for Mr. Leary. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company. Mr. Leary, the Company's chief executive officer, was not granted any stock options during the fiscal years ended December 31, 1998 or 1997. He had no stock options at December 31, 1998.

         The Company does not have any employment contracts with any of its officers or directors, except for Mr. Leary. Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company.

STOCK OPTION PLANS

         The Company has no stock option plans.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth certain information regarding ownership by each officer and director, and all officers and directors as a group, as well as all persons who own greater than 5% of the Company's outstanding shares, as of June 15, 1999, and as adjusted to reflect the sale of shares offered by the Company in its initial public offering, which as of June 22, 1999 had not closed. The number of shares shown below reflects the conversion of Series A Preferred Stock and Series B Preferred Stock into Common Stock .


                                                                                      Percentage of Shares
                                                                                   Beneficially Owned (2)<F2> (3)<F3>
                                                                         ---------------------------------------------

                                                    Number of Shares             Before                  After
Name of Beneficial Owner (1)<F1>                   Beneficially Owned           Offering                Offering


William D. Leary (4)<F4>......................         1,856,400                 44.0%                   35.6%
Leah Leary (5)<F5>............................           946,200                 22.4%                   18.1%
William Childs (6)<F6>........................           560,000                 13.1%                   10.6%
Louis G. Royston..............................           231,940                  5.5%                    4.4%
Robert B. Lange ..............................           154,000                  3.6%                    2.9%
John C. Weiner (7)<F7>........................           52,500                   1.2%                    1.0%
All executive officers and directors as a
group (3 persons) (7)<F7>(8)<F8>..............         2,062,900                 48.9%                   35.6%
---------------

<F1>
(1) To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. The address of each of the persons in this table is as follows: c/o Proformance Research Organization, Inc., 5335 West 48th Avenue, Denver, Colorado 80212.

<F2>
(2) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from June 15, 1999, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Based on 4,220,661 shares of Common Stock outstanding as of June 15, 1999, and 5,220,661 shares of Common Stock outstanding after the Company's initial public offering.

<F3>
(3) Assumes no exercise of Placement Agent's over-allotment option in the Company's initial public offering. If the over-allotment option is exercised in full, the Company will sell an aggregate of 1,150,000 shares of Common Stock in its initial public offering.

<F4>
(4) Includes 50,000 shares owned by Sean Leary and Keenan Leary, minor children of William D. Leary and Leah Leary. Includes 896,200 shares owned by Leah Leary, the wife of William D. Leary. William D. Leary has voting control over the shares owned by Leah Leary pursuant to a Voting Trust Agreement.

<F5>
(5) Includes 50,000 shares owned by Sean Leary and Keenan Leary. Excludes 910,200 shares owned by William D. Leary. William D. Leary has voting control over shares owned by Leah Leary pursuant to a Voting Trust Agreement.

<F6>
(6)  Includes 70,000 shares issuable upon conversion of a convertible debenture.

<F7>
(7) Assumes sale of no shares pursuant to the Weiner Subscription Agreement. Up to 1,000,000 shares in the Company's initial public offering could be sold pursuant to the Weiner Subscription Agreement. If all shares sold in the initial public offering are sold pursuant to the Weiner Subscription Agreement, John C. Weiner would beneficially own 1,052,500 shares, or 20.2% of the shares outstanding, after the initial public offering.




<F8>
(8) Includes 50,000 shares owned by Sean Leary and Keenan Leary and 896,200 shares owned by Leah Leary.


CHANGES OF CONTROL

         The Company is not aware of any events which could result in a change of control of the Company. In the event that no shares are sold in the Company's offering and Mr. Weiner, pursuant to the terms of the Weiner Subscription
Agreement purchases the 1,000,000 shares offered, John C. Weiner would beneficially own 1,052,500 shares, or 20.2% of the shares outstanding, after the offering.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         WEINER SUBSCRIPTION AGREEMENT. On July 15, 1998, the Company entered into a binding Subscription Agreement (the "Weiner Subscription Agreement") with Proformance Research Organization/Weiner, Inc. and/or Vanguard 21st Century Weiner Inc. ("PROW"). John C. Weiner is President and the sole shareholder of PROW and is a director of the Company. Under the Weiner Subscription Agreement, PROW agreed, on or before the final day of the Company's initial public offering, to subscribe for and purchase at $5.00 per Share all Shares not otherwise subject to subscriptions accepted by P.R.O. as of such date pursuant to the initial public offering.

         SHAREHOLDER LOANS. As of December 31, 1998, Greg Blaydes, a shareholder of the Company, had advanced $13,048 in general and administrative expenses to the Company.

         SPORTS SOLUTIONS, INC. ("SSI") LICENSE. Dave Bisbee owns 50% of the capital stock of SSI and is a key employee of the Company. In exchange for a minimum of $10,000.00 per year of SSI services, P.R.O. originally had a non-exclusive Licensing Agreement with SSI to represent the "Mental Edge(TM)" video. Under its current arrangement, the Company purchases the videos as needed from SSI at a wholesale price and resells them to its customers.

         DAVE BISBEE DISTRIBUTION AGREEMENT. In addition, to the agreement with SSI, P.R.O. has a Distribution Agreement with Dave Bisbee to sell products and services produced by him including, but not limited to the "Player's Edge(TM) Instructional Series" and the Instructor Certification Workbook/Learning Center Business Plan for an indefinite period. Mr. Bisbee was issued 87,500 shares of Common Stock of the Company in exchange for these exclusive world-wide distribution rights.

         LEARY EMPLOYMENT AGREEMENT. The Company and William D. Leary, an officer and director of the Company, entered into an Employment Agreement dated July 1, 1998 (the "Employment Agreement"). The Employment Agreement is for a five-year term and provides for salary to Mr. Leary in the amount of $120,000 annually. Under the Employment Agreement, Mr. Leary is prohibited from competing with the Company for a period of one year from the date of termination of Mr. Leary's employment. A state court may determine not to enforce or only partially enforce this non-compete provision. As of December 31, 1998, the Company owed Mr. Leary $60,000 in accrued salary. The amount receivable from Mr. Leary has been offset against this amount owed.


         ADVANCES TO OFFICER. During 1997 and 1998, the Company advanced varying amounts to William D. Leary, the President of the Company. The advances are unsecured and have no set interest or repayment terms. As indicated in "ITEM 10. EXECUTIVE COMPENSATION," Mr. Leary did not receive any compensation during 1997 and was owed $60,000 for compensation during 1998. The Company has offset the compensation due to Mr. Leary against amounts owed to the Company by Mr. Leary. The balance of these advances at December 31, 1997 was $40,300 and at December 31, 1998 was $60,165. These advances were made to enable Mr. Leary to cover certain personal expenses. This loan shall be repaid by February 16, 2000.

         LOANS MADE BY GREG BLAYDES. From December 1997 through February 1998, Greg Blaydes, the Director of Corporate Development for the Company loaned the Company a total of $108,000. The loans were originally evidenced by promissory notes which bore interest at 10% per annum. They were later converted into 12% bonds, due 2002, which bear interest at 12% per annum and are convertible at the holder's option into shares of Common Stock at $1.43 per share.

         LOANS GUARANTEED BY WILLIAM D. LEARY. From June 15, 1998 through October 19, 1998, the Company has borrowed a total of $290,000 from five individuals, one of whom is Louis G. Royston, Jr., an employee. A total of 61,000 shares of Common Stock were issued as inducements for making the loans. As of December 31, 1998, $30,000 was outstanding. All of the related promissory notes have been personally guaranteed by William D. Leary and bear interest at 10% per annum. In the event of default by the Company, the debt defaults to Mr. Leary, who then has 90 days to remit the balance. The Company has allocated proceeds from its initial public offering to pay these loans.

         The Company believes that with the exception of the advances made to Mr. Leary, the terms of the above-described transactions were no less favorable to the Company than would have been obtained from a nonaffiliated third party for similar consideration. However, the Company lacked sufficient disinterested independent directors to ratify all of the transactions at the time the transactions were initiated. All ongoing and future transactions between the Company and officers, directors or 5% shareholders will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties, and all such transactions (including forgiveness of any loans) will be approved by a majority of the independent members of the Company's board of directors who do not have an interest in the transactions and who have access, at the Company's expense, to the Company's independent legal counsel. The Company has agreed with certain state regulatory authorities that so long as the Company's securities are registered in such states, or one year from the date the Company's Prospectus for its initial public offering, whichever is longer, the Company will not make loans to its officers, directors, employees, or principal shareholders, except for loans made in the ordinary course of business, such as travel advances, expense account advances, relocation advances, or reasonable salary advances.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits:

    REGULATION                                                                                        CONSECUTIVE
    S-B NUMBER                                         EXHIBIT                                        PAGE NUMBER

       3.1                 Amended and Restated Certificate of Incorporation (1)<F1>                      N/A
       3.2                 Bylaws (1)<F1>                                                                 N/A
       4.1                 Reference is made to Exhibits 3.1 and 3.2 (1)<F1>                              N/A
      10.1                 Distribution Agreement between the Company and Dave Bisbee, dated              N/A
                           August 22, 1996 (1)<F1>
      10.2                 Distribution Agreement between the Company and William D. Leary (1)<F1>        N/A
      10.3                 Lease between Fernal Inc. and William D. Leary and the Company, dated          N/A
                           May 1, 1997, as amended by an Addendum to Lease between Mach One and World Associates, Inc. dated April 4, 1998 (1)<F1>
      10.4                 Common Stock Purchase Agreement with Proformance Research                      N/A
                           Organization/Weiner, Inc. dated July 15, 1998 (1)<F1>
      10.5                 Sublease dated April 21, 1998 between Mach One Corporation and                 N/A
                           Proformance Research Organization, Inc. (1)<F1>




    REGULATION                                                                                        CONSECUTIVE
    S-B NUMBER                                         EXHIBIT                                        PAGE NUMBER

      10.6                 Employment Agreement between the Company and William D. Leary                  N/A
                           dated July 1, 1998 (1)
      10.7                 Consulting Services Agreement between Sunkyong U.S.A., Inc. and the            N/A
                           Company dated May 6, 1997 (1)
      10.8                 Distribution Agreement between Renaissance Golf Products Inc. and the          N/A
                           Company dated July 21, 1998 (1)
      10.9                 Amendment to Common Stock Purchase Agreement with Proformance                  N/A
                           Research Organization/Weiner, Inc. dated November 2, 1998 (1)
     10.10                 Form of Stock Escrow Agreement (1)                                             N/A
      27                   Financial Data Schedule                                                         39
----------------------------

<F1>
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-2, File No. 333- 61533.



(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: NONE.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PROFORMANCE RESEARCH ORGANIZATION, INC.



Dated: June 24, 1999                     By: /S/ WILLIAM D. LEARY
                                         ---------------------------------------
                                             William D. Leary, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                                       DATE
                                                     President, Treasurer and Director
                                                     (Principal Executive, Financial and
/s/ William D. Leary                                 Accounting Officer)                         June 24, 1999
------------------------------------------------                                                 --------------------

William D. Leary


/s/ Robert B. Lange                                  Director                                    June 24, 1999
------------------------------------------------                                                 --------------------

Robert B. Lange

                                                     Director

------------------------------------------------

John C. Weiner


                        REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
  Proformance Research Organization, Inc.

We have audited the accompanying balance sheet of Proformance Research Organization, Inc. (fka World Associates Inc.) as of December 31, 1998, and the related statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Proformance Research Organization, Inc. (fka World Associates Inc.) as of December 31, 1998, and the results of its operations, and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.

As shown in the financial statements, the company incurred a net loss of $2,133,279 for 1998 and has incurred substantial net losses for each of the past five years. At December 31, 1998, current liabilities exceed current assets by $1,663,880 and total liabilities exceed total assets by $1,786,624. These factors, and the others discussed in Note "Continuing Losses, Deficit in Equity and Negative Working Capital", raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.



/s/Stark Tinter & Associates, LLC
Stark Tinter & Associates, LLC
Englewood, Colorado
May 25, 1999

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                                  Balance Sheet
                                December 31, 1998

                                     ASSETS
Current assets
   Cash                                                     $   4,770
   Due from employees                                           6,209
   Note receivable                                             18,000
   Deferred financing costs                                    96,653
                                                           -----------
       Total current assets                                   125,632

Property and equipment - net of accumulated depreciation       68,482
Deferred offering costs                                        34,626
Other assets                                                    4,663
                                                           -----------

                                                            $ 233,403
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Accounts payable and accrued expenses                    $ 484,970
   Current portion of long term debt                            7,077
   Related party payable                                       18,524
   Notes and bonds payable                                    265,000
   Notes and bonds payable, related party                     768,500
   Deferred revenue and deposits payable                      245,441
                                                           -----------
       Total current liabilities                            1,789,512
                                                           -----------

Long term debt
   Notes and bonds payable                                     29,413
   Bonds payable, related party                               160,000
                                                           -----------
      Total Long term debt                                    189,413
                                                           -----------

Other non-current liabilities
   Net liabilities of discontinued operations                  41,102
                                                           -----------

Commitments and contingencies

Stockholders' deficiency
   Preferred  stock,  Series  A, convertible,
     cumulative,  no  stated  value,
     1,000,000 shares authorized, 857,850
     shares issued and outstanding                          1,225,500
   Preferred  stock,  Series  B,  convertible,
     cumulative,  no  stated  value,
     1,000,000 shares authorized, 648,200 issued
     and outstanding                                          212,800
   Common stock, no par value, 10,000,000 shares
     authorized, 2,650,810 shares,
     issued and outstanding                                   278,978
   Accumulated deficit                                     (3,503,902)
                                                           -----------
       Total stockholders' deficiency                      (1,786,624)
                                                           -----------

                                                            $ 233,403
                                                           ===========

                See accompanying notes to financial statements.


                            Proformance Research Organization, Inc.
                                  (fka World Associates Inc.)
                                    Statements of Operations
                         For the years ended December 31, 1998 and 1997

                                                                      1998             1997
                                                                ----------------   -------------
Revenue                                                         $       189,740    $    119,072
Cost of revenues                                                        353,268          95,545
                                                                ----------------   -------------
Gross (loss) profit                                                    (163,528)         23,527
                                                                ----------------   -------------

Operating expenses
  Sales, general and administrative                                   1,879,183         678,214
  Depreciation                                                            8,810           3,616
                                                                ----------------   -------------
    Total operating expenses                                          1,887,993         681,830
                                                                ----------------   -------------

Operating (loss)                                                     (2,051,521)       (658,303)

Interest expense                                                         78,695          31,632
                                                                ----------------   -------------

(Loss) from continuing operations                                    (2,130,216)       (689,935)

Discontinued operations
  (Loss) from operations of Team Family segment,
    estimated to be disposed of on or before
    December 31, 1999                                                    (3,063)         (3,063)
                                                                ----------------   -------------

Net (Loss)                                                      $    (2,133,279)   $   (692,998)
                                                                ================   =============

Per share information
   Weighted average shares outstanding                                  939,287         868,188
                                                                ================   =============
   (Loss) per common share
     (Loss) from continuing operations                          $         (2.27)   $      (0.80)
     (Loss) from discontinued operations                                    NIL             NIL
                                                                ----------------   -------------
 Net (loss) per common share                                    $         (2.27)   $      (0.80)
                                                                ================   =============

                 See accompanying notes to financial statements.

                     Proformance Research Organization, Inc.
                          (fka World Associates Inc.)
                     Statements of Stockholders' Deficiency
                 For the years ended December 31, 1998 and 1997

                                                            Preferred Stock        Preferred Stock
                                     Common Stock              Series A                Series B
                                 --------------------   -----------------------    ------------------     Accumulated
                                   Shares     Amount     Shares        Amount      Shares     Amount        Deficit       Total
                                 ---------   --------   -------      ----------    -------   --------     ------------ ------------
Balance at January 1, 1997         890,693   $ 82,029    31,000      $  155,000    135,000   $150,050       $(677,625)   $(290,546)

Bonds converted to stock                                 20,800         104,000     20,000     25,000                      129,000

Issuance of stock for cash                               63,850         319,250     30,200     37,750                      357,000

Stock issued in consideration
  for loans received                 1,071         11                                                                           11

Stock issued in consideration
  for services rendered              5,500         55     1,250           6,250                                              6,305

Net (Loss) for 1997                                                                                           (692,998)   (692,998)
                                 ---------   --------   -------      ----------    -------   --------     ------------ ------------
Balance at December 31, 1997       897,534     82,095   116,900         584,500    185,200    212,800     (1,370,623)    (491,228)

Issuance of stock for cash
  at $5.00  per share                                    96,300         481,500                                            481,500


Stock issued in consideration
  for loans received at
  $4.00 per share                   12,500     50,000                                                                       50,000

Conversion of shares upon
  the Company's merge into
  its wholly owned subsidiary    1,638,061              533,000                    463,000                                      -

Issuance of stock for cash
  at $1.43 per share                                     41,650          59,500                                             59,500

Debt converted to stock
  at $1.43 per share                                     70,000         100,000                                            100,000

Stock issued in consideration
  for loans received at
  $1.43 per share                  100,213    143,305                                                                      143,305

Stock issued in consideration
  for services rendered at
  $1.43 per share                    2,502      3,578                                                                        3,578

Net (Loss) for 1998                                                                                        (2,133,279)  (2,133,279)
                                 ---------   --------   -------      ----------    -------   --------     ------------ ------------
Balance at December 31, 1998     2,650,810   $278,978   857,850      $1,225,500    648,200   $212,800     $(3,503,902) $(1,786,624)
                                 =========   ========   =======      ==========    =======   ========     ============ ============



                 See accompanying notes to financial statements.



                             Proformance Research Organization, Inc.
                                   (fka World Associates Inc.)
                                    Statements of Cash Flows
                         For the years ended December 31, 1998 and 1997


                                                                     1998               1997
                                                               -----------------   --------------
Cash flows from operating activities:
Net (loss)                                                     $     (2,133,279)   $    (692,998)
Adjustments to reconcile net loss
 to net cash (used in) operating
 activities:
   Depreciation and amortization                                          8,810            3,616
Changes in assets and liabilities:
  (Increase) in due from employees                                       (6,209)             -
  (Increase) in note receivable                                         (18,000)             -
  (Increase) in deferred offering costs                                 (34,626)             -
  (Increase) in due from officer                                            -            (37,796)
  Decrease in prepaid expenses                                              -              4,299
  Decrease (increase) in other assets                                       505           (1,855)
  Increase in accounts payable and accrued expenses                     340,761          125,161
  Increase (decrease) in related party payable                           18,524           (1,364)
  Increase in deferred revenue and deposits payable                     234,330           11,111
  (Decrease) in liabilities of discontinued operations                  (14,038)         (17,836)
      Total adjustments                                                 530,057           85,336
                                                               -----------------   --------------
      Net cash (used in) operating activities                        (1,603,222)        (607,662)
                                                               -----------------   --------------

Cash flows from investing activities:
  Purchase of fixed assets                                              (59,411)         (10,288)
                                                               -----------------   --------------
     Net cash (used in) investing activities                            (59,411)         (10,288)
                                                               -----------------   --------------

Cash flows from financing activities:
  Proceeds from notes and bonds payable, related party                1,035,500           65,000
  Payment on notes and bonds payable, related party                    (407,000)             -
  Common stock issued for inducements                                    96,653              -
  Net proceeds from issuance of common stock                                -                 65
  Net proceeds from issuance of preferred stock series A                641,000          429,500
  Net proceeds from issuance of preferred stock series B                    -             62,750
  Proceeds from note and bonds payable                                  299,166           60,081
  Payments on note and bonds payable                                     (2,677)             -
                                                               -----------------   --------------
     Net cash provided by financing activities                        1,662,642          617,396
                                                               -----------------   --------------

Net increase (decrease) in cash                                               9             (554)

Beginning - cash                                                          4,761            5,315
                                                               -----------------   --------------

Ending - cash                                                  $          4,770    $       4,761
                                                               =================   ==============


                See accompanying notes to financial statements.


                                      Proformance Research Organization, Inc.
                                            (fka World Associates Inc.)
                                        Statement of Cash Flows (continued)
                                   For the years ended December 31, 1998 and 1997


Supplemental Cash Flow Information:
                                                                                      1998                1997
                                                                                ----------------    ----------------
 Non-cash Financing activities excluded above-
  Preferred Stock, Series A issued for consulting services                                   -                 6,000
  Common Stock issued for consulting services                                              3,578               2,320
  Common Stock issued as an inducement for notes payable                                 193,305                  25
  Preferred Stock, Series A issued for bonds payable converted                               -               104,000
  Preferred Stock, Series B issued for bonds payable converted                               -                25,000
  Notes payable, stockholder converted to bonds payable, stockholder                         -                50,000























                See accompanying notest to financial statements.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements




SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in 1993 in Colorado under the name of World Associates, Inc. The accompanying financial statements for the year ended December 31, 1997 include the accounts of the Company and its wholly owned subsidiary Proformance Research Organization, Inc. ("PRO"), a Delaware corporation. All significant inter-company accounts and transactions have been eliminated. On July 31, 1998, the Company merged into PRO, with PRO surviving (see "Merger"), accordingly, these financial statements are not consolidated after that date.

The Company conducts destination golf schools by contracting with existing facilities to provide instruction. The Company also earns annual license fees from distributors in exchange for certain non-exclusive rights.

Revenue recognition

Revenues are recognized in the period when the customer attends the golf school. Revenues collected in advance of attendance are deferred. Selling and promotional expenses are charged to expense as incurred. Revenue from license fees collected pursuant to distributor agreements is deferred until the Company fulfills all requirements of the agreement.

Depreciation

The cost of equipment is depreciated over the estimated useful lives (5 years) of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes.

Use of estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions the affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods.

The  Company  attempts  to  make  reasonably  dependable   estimates.   However,
uncertainties inherent in the estimation process, actual results could differ from those estimates.

Net loss per share

The net loss per share amounts are based on the weighted average number of common shares outstanding for the period. Potential common shares and the computation of diluted earnings per share are not considered as their effect would be anti-dilutive.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements
                                   (continued)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive loss

There were no items of comprehensive loss for the years ended December 31, 1998 and 1997, and thus net loss is equal to comprehensive loss for those years.

Reclassifications

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation. Such reclassifications had no effect on net loss as previously reported.

Product Concentration

The Company currently derives most of its revenues from destination golf schools. The Company expects that these revenues will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of destination golf schools and enhancements thereto. There can be no assurance that these golf schools will achieve continued market acceptance. A decline in demand for, or market acceptance of, destination golf schools as a result of competition, technological change or other factors could have a material adverse effect on the Company's business, operating results and financial condition.

Fair value

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1998. The respective carrying value of certain on-balance- sheet financial instruments approximate their fair values. These financial instruments include cash, notes receivable, amounts due from and payable to related parties, accounts payable, accrued expenses and notes and bonds payable. Fair values for their financial instruments were assumed to approximate carrying values for these financial instruments because they are short term in nature. The fair value of the Company's long-term debt approximate its carrying value based on the current rates offered to the Company for debt of the same remaining maturities.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements
                                   (continued)


PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation at December 31, 1998:

                  Furniture and fixtures                                $31,429
                  Leasehold improvements                                  2,353
                  Equipment                                              23,413
                  Vehicle                                                32,313
                                                                       --------
                                                                         89,508
                  Less: Accumulated depreciation                         21,026
                                                                       --------
                           Total                                        $68,482
                                                                       ========

For the years ended December 31, 1998 and 1997, depreciation expense charged to operations was $8,810 and $3,616, respectively.


MERGER

On July 31, 1998, the Company merged into PRO, its subsidiary, with PRO surviving. On that date, each issued and outstanding share of the Company's Series A Convertible Preferred Stock was converted into 3.5 shares of Series A stock of PRO. Also, each issued and outstanding share of the Company's Series B Convertible Preferred Stock was converted into 3.5 shares of Series B of PRO. The Company's issued and outstanding Common Stock were converted into 2.8 shares common stock of PRO. The currently issued and outstanding shares of PRO held by the Company were cancelled at the effective time of merger.


LEASE OBLIGATION

The Company leases office space under an operating lease arrangement for $2,500 per month. The lease expires on September 30, 1999.

Minimum future lease payments required as of December 31, 1998 under this non-cancelable operating lease is $30,000.

For the years ended December 31, 1998 and 1997, the amounts charged to operations for rent expense were $54,086 and $29,088, respectively.


RELATED PARTY TRANSACTIONS

During 1998, the Company advanced various amounts to the president of the Company. The balance of the advances at December 31, 1998 was $60,165. These advances are not collateralized and have no set interest or repayment terms.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements
                                   (continued)


RELATED PARTY TRANSACTIONS (CONTINUED)

The Company entered into an employment agreement for the position of President and Chief Executive Officer on July 1, 1998. The agreement has a five-year term which expires on June 30, 2003. The base compensation is a minimum of $120,000 per year to be paid on the first and fifteenth of each month. In addition to the base compensation incentive compensation will be determined by the Compensation Committee of the Board of Directors and begins on January 1, 1999. During the term of employment and in the event of termination of employment the employee cannot directly or indirectly own or manage a similar business within a four hundred-mile radius. As of December 31, 1998 the Company has not paid any salaries to this employee, therefore there is an accrued expense of $60,000. The amount receivable from this officer has been offset against amounts owed.

As of December 31, 1998, the Company owes to a shareholder $13,048 in general and administrative expenses paid for by the shareholder on behalf of the Company.

On November 2, 1998 the Company entered into a Common Stock Purchase Agreement. The agreement provides that the investor will purchase a number of shares of the Company's common stock equal to the number of common shares not purchased in the Registration Statement on Form SB-2 filed under the Securities Act of 1933 (see "Subsequent Events").


NOTES AND BONDS PAYABLE

         The following is a summary of notes payable at December 31, 1998:

                  SHORT-TERM:

                  8% promissory  notes payable,
                  principal and interest due July
                  15,  1999,   warrant   inducements
                  (see  "Stock   Warrants"), unsecured           $ 250,000

                  10% promissory note payable,
                  principal and interest due July 4,
                  1999, unsecured                                   10,000

                  12% convertible bonds payable,
                  interest payable semi-annually
                  (in   default),   convertible
                  at  any  time  into  Series  A
                  Convertible  Preferred Stock at
                  rate of $5 per share, annually
                  redeemable on the anniversary date
                  of issuance at the holders option,
                  unsecured                                          5,000
                                                                 ---------
                                                                 $ 265,000
                                                                 =========

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements
                                   (continued)


NOTES AND BONDS PAYABLE (CONTINUED)

         The following is a summary of notes payable at December 31, 1998 (continued):

                  SHORT-TERM, RELATED PARTY:

                  12%  convertible  bonds  payable
                  to  stockholders,   interest payable
                  semi-annually  (currently in default),
                  convertible at any time into Series A
                  Convertible  Preferred Stock at rate
                  of $5 per share,  annually  redeemable
                  on the anniversary date of issuance at
                  the holders option, unsecured                  $ 175,000

                  8%  promissory  notes payable to
                  stockholders,  principal and interest
                  due within  five  business  days of
                  first  available proceeds from the
                  Company's public offering,  common
                  stock and warrants inducements
                  (see "Subsequent Events",
                  "Stockholders' Equity" and "Stock
                  Warrants"), unsecured                            390,000

                  10% promissory  notes payable to
                  stockholders,  principal and interest
                  due within  five  business  days of
                  first  available proceeds from the
                  Company's public offering, stock
                  inducements (see "Stockholders'
                  Equity"), unsecured                              185,000

                  10%  promissory  notes  payable
                  to  employee,  principal  and interest
                  due  April  30,  1999 and July 31,
                  1999,  unsecured                                  18,500
                                                                 ---------
                                                                 $ 768,500
                                                                 =========

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements
                                   (continued)


NOTES AND BONDS PAYABLE (CONTINUED)

              The following is a summary of notes payable at December 31, 1998 (continued):

                  LONG-TERM:

                  8.90% note  payable,  principal and
                  interest of $744 due in 42 monthly
                  installments beginning August 1998,
                  collateralized by vehicle                       $ 23,990

                  12% convertible bonds payable,
                  interest payable semi-annually (in
                  default),   convertible   at  any  time
                  into  Series  A Convertible  Preferred
                  Stock at rate of $5 per share, annually
                  redeemable on the anniversary date of
                  issuance at the holders option, unsecured         12,500
                                                                  --------
                                                                    36,490
                                  Less current portion               7,077
                                                                  --------
                                                                  $ 29,413
                                                                  ========

                  LONG-TERM, RELATED PARTY:

                  12%  convertible  bonds  payable  to
                  stockholders,   interest payable semi-
                  annually  (currently in default),
                  convertible at any time into Series A
                  Convertible  Preferred Stock at rate of
                  $5 per share,  annually  redeemable on
                  the anniversary date of issuance at the
                  holders option, unsecured                      $ 160,000
                                                                 =========


DEFERRED REVENUE AND DEPOSITS PAYABLE

During 1998, the Company entered into a number of distributorship agreements. These agreements required that the distributor pay to the Company an agreed upon annual license fee in exchange for a non-exclusive right to sell products created by or manufactured for the Company in a designated territory, as well as, training, materials and two-days of sales assistance. The Company collected deposits of license fees in the amount of $115,000, however, recognition of this revenue was deferred as all of the requirements of the agreement had not been fulfilled as of December 31, 1998.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements
                                   (continued)


STOCKHOLDERS' EQUITY

During 1997, the Company issued 1,071 shares of Common Stock as inducements for loan funds received. Also, during 1997, the Company issued 5,500 shares of Common Stock and 1,250 shares of Series A Convertible Preferred Stock ("Series A") in exchange for consulting services rendered. The cost of the services has been charged to operations.Prior to the Company's merger into its wholly owned subsidiary (see "Merger"), the Company issued 96,300 shares of Series A at $5.00 per share for cash of $481,500.Also prior to the merger, the Company issued 12,500 shares of Common Stock for $4.00 per share as inducements for loan funds received.Upon the merger taking place on July 31, 1998 (see "Merger"), the Company issued 1,638,061 shares of Common Stock, 533,000 shares of Series A and 463,000 of Series B Convertible Preferred Stock ("Series B").During 1998, the Company issued 41,650 shares of Series A at $1.43 for cash of $59,500. Also during 1998, the Company converted $100,000 in debt to 70,000 shares of Series A.

The Company also issued 100,213 shares of Common Stock at $1.43 per share as inducements for loan funds received.

In addition during 1998, the Company issued 2,502 shares of Common Stock at $1.43 per share for consulting services rendered. The cost of the services has been charged to operations and stockholders' equity has been increased by $3,578.

The Company's Series A and Series B have no voting rights and pay cumulative dividends at the rate of 0.000492% per share of the Company's pre-tax profits until such time as the holder shall have received $5 per share. Thereafter, the dividend rate is 0.00005% of the Company's pre-tax profits. The dividend on the Series B stock shall be junior in preference to the dividend payable on the Series A stock and no dividends shall be paid on the Series B stock until the dividend payable on the Series A stock shall have been declared and paid or a sum sufficient for payment thereof set apart. There have been no dividends accrued for 1998 or 1997.

Series A stock and Series B stock is convertible into one share of common stock at any time at the option of the holder after the date of issuance. Series A stock will be automatically converted into one share of common stock in February 1999, when the Company's offering document became effective.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements
                                   (continued)


STOCK WARRANTS

As a loan inducement the Company has granted Common Stock Warrants during the year ended 1998, at a rate of one warrant for each five dollars invested. The exercise price of each warrant is $6.00 per share. The maximum term of the warrant is five years. All of 123,000 warrants granted are fully vested.

The Company applies APB Opinion 25 in accounting for the stock compensation plan. No compensation cost has been recognized for the year ended December 31, 1998. Had the Company elected to account for stock based compensation pursuant to SFAS No. 123 "Accounting for Stock Based Compensation" net loss and earnings per share would have been reduced as follows for the year ended December 31, 1998:

                                            AS REPORTED         PRO FORMA
         Net  loss                          ($2,133,279)        ($2,168,452)
                                            ============        ============

         Basic earnings per share           ($2.27)             ($2.31)
                                            =======             =======

For pro forma disclosures, the options' estimated fair value was amortized over their expected 5 year life. The fair value for these options was estimated at the date of grant using an option pricing model. The model requires the input of highly subjective assumptions. In management's opinion, the existing models do not provide a reliable single measure of the value of stock options. The following weighted average assumptions were used to estimate the fair value of these options: expected price volatility 352.85%, risk free interest rate 4.8% and expected life of options 5 years.

Following is a summary of the status of the options during the period ended December 31, 1998:

                                                                                          Weighted
                                                                                          Average
                                                             Number of                    Exercise
                                                               Shares                       Price
                                                             --------                     ---------
Outstanding at January 1, 1998                                   -                            -

         Granted                                              123,000                       $6.00
         Exercised                                               -                            -
         Forfeited                                               -                            -

Outstanding at December 31, 1998                              123,000                       $6.00
                                                              =======                     =======

Options exercisable at December 31, 1998                      123,000
                                                              =======

Weighted average fair value of options
 granted during year                                          $1.43
                                                              =====


                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements
                                   (continued)


STOCK WARRANTS (CONTINUED)

The status of all options outstanding at December 31, 1998 is 123,000 options with an exercise price of $6.00, a weighted average remaining contractual life of 5 years and a weighted average exercise price of $6.00. All of these options are exercisable at December 31, 1998 at a weighted average exercise price of $6.00.


DISCONTINUED OPERATIONS

On December 31, 1996, the company adopted a formal plan to dispose of the Team Family segment of the business, a system of parenting and family development on videotape and in a booklet. As of December 31, 1998 the disposal has not yet been completed.

Net liabilities of discontinued operations consisted of the following at December 31, 1998:

                  Accounts payable                    $    934
                  Due to distributors                    7,300
                  Short-term note payable               32,868
                                                      --------
                                                      $ 41,102
                                                      ========

DESTINATION GOLF SCHOOL AGREEMENTS

The Company has agreements with golf courses located in Arizona, Colorado, Florida and Nevada. In exchange for $110,000 in annual license fee expense and other miscellaneous fees varying from course to course, the Company received supplies, storage and access to golf facilities. The Company's golf school revenues are generated from schools taught at these locations and these costs are included in cost of revenues on the income statement.


DEFERRED FINANCING COSTS

During the year ended December 31, 1998, the Company recorded $96,653 in deferred financing costs as an offset to the common stock issued as inducements for loan funds received (see "Stockholders' Equity"). One half of the deferred financing costs were expensed in 1998 and the remaining costs will be expensed in 1999 in conjunction with the completion of the Initial Public Offering (see "Subsequent Events" ).


DEFERRED OFFERING COSTS

During the year ended December 31, 1998, the Company incurred $34,626 in professional fees which relate directly to the initial public offering currently in process.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements
                                   (continued)


YEAR 2000 COMPLIANCE

The Company has assessed its exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Company's operations will be 2000 compliant, the Company remains susceptible to consequences of the Year 2000 issue.


INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The net operating loss carryforward as of December 31, 1998 is approximately $3,500,000, which will expire through year 2018. The tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pre-tax loss differs from amounts reported in the financial statements because of the increase in the valuation allowance.


CONTINUING LOSSES, DEFICIT IN EQUITY AND NEGATIVE WORKING CAPITAL

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1998, current liabilities exceeded current assets by $1,663,880 and total liabilities exceed total assets by $1,786,624.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations as a going concern is dependent upon its success in (1) obtaining additional capital; (2) paying its obligations timely; and (3) ultimately achieving profitable operations. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

The Company is in the process of completing an offering of common stock for sale in a Public Offering (see "Subsequent Events"). Management believes this offering will provide the opportunity to obtain additional capital.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements
                                   (continued)


SUBSEQUENT EVENTS

The Company is in the Process of offering for sale 1,000,000 shares of common stock in a registered public offering at a price of $5.00 per share. The offering was deemed effective in February 1999 and is being sold on a best efforts, all or none basis. Upon successful completion of the offering the Company anticipates receiving approximately $4,250,000 in net proceeds.

Series A and Series B stock converted to Common Stock at a 1:1 ratio at the effective date of this offering.

                                   Exhibit 27

                             Financial Data Schedule