Form 10QSB
period 1999-03-31
PROFORMANCE RESEARCH ORGANIZATION INC
filed 1999-07-06
CIK 1012176

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________________ to __________________

                        Commission file number 333-61533

                     PROFORMANCE RESEARCH ORGANIZATION, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                               84-1334921
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                  5335 WEST 48TH AVENUE, DENVER, COLORADO 80212
                    (Address of principal executive offices)

                                 (303) 458-1000
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No _X_

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            4,257,310 SHARES OF COMMON STOCK, $.0001 PAR VALUE, AS OF
                                 MARCH 31, 1999

         Transitional Small Business Disclosure Format (check one);  Yes _ No X

Exhibit index on page 12                                      Page 1 of 15 pages


                     PROFORMANCE RESEARCH ORGANIZATION, INC.
                                  BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                                     ASSETS
Current assets
   Cash                                                                                                         $        7,453
   Due from employees                                                                                                   24,821
   Deferred financing costs                                                                                            120,148
   Prepaid Expenses                                                                                                     10,000
       Total current assets                                                                                            162,422
                                                                                                 -----------------------------

Property and equipment - net of accumulated depreciation                                                                64,842
Deferred offering costs                                                                                                 84,626
Other assets                                                                                                             7,686
                                                                                                 -----------------------------
                                                                                                                 $     319,576
                                                                                                 =============================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Accounts payable and accrued expenses                                                                         $     587,565
   Current portion of long term debt                                                                                     8,788
   Related party payable                                                                                                 5,476
   Notes and bonds payable                                                                                             265,000
   Notes and bonds payable, related party                                                                              997,500
   Deferred revenue and deposits payable                                                                               305,148
       Total current liabilities                                                                                     2,169,477
                                                                                                 -----------------------------

Long term debt
   Notes and bonds payable                                                                                              24,947
   Bonds payable, related party                                                                                        160,000
      Total Long term debt                                                                                             184,947
                                                                                                 -----------------------------

Other non-current liabilities
   Net liabilities of discontinued operations                                                                           41,102
                                                                                                 -----------------------------

Commitments and contingencies

Stockholders' deficiency
   Preferred stock, Series A, convertible, cumulative, no stated value,
     1,000,000  shares  authorized,  no shares issued and outstanding  Preferred stock, Series B, convertible, cumulative, no stated value,
     1,000,000 shares authorized, no shares issued and outstanding Common stock,
   $.0001 par value, 20,000,000 shares authorized,
     4,257,310 shares, issued and outstanding                                                                              426
   Additional paid-in capital                                                                                        1,860,495
   Accumulated deficit                                                                                             (3,936,871)
       Total stockholders' deficiency                                                                              (2,075,950)
                                                                                                 -----------------------------
                                                                                                                 $     319,576
                                                                                                 =============================

                     PROFORMANCE RESEARCH ORGANIZATION, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                               1999                               1998
                                                                       ---------------------             ----------------------
Revenue                                                                      $       246,915                      $      89,946
Cost of revenues                                                                      60,108                             40,847
Gross (loss) profit                                                                  186,807                             49,099
                                                                       ---------------------             ----------------------

Operating expenses
  Sales, general and administrative                                                  582,826                            324,827
  Depreciation                                                                         4,205                                900
                                                                       ---------------------             ----------------------
    Total operating expenses                                                         587,031                            325,727
                                                                       ---------------------             ----------------------

Operating (loss)                                                                   (400,224)                          (276,628)

Interest expense                                                                      31,046                             18,339
                                                                       ---------------------             ----------------------

(Loss) from continuing operations                                                  (431,270)                          (294,967)

Discontinued operations
  (Loss) from discontinued operations                                                (1,700)                            (1,900)
                                                                       ---------------------             ----------------------

Net (Loss)                                                                  $      (432,970)                       $  (296,867)
                                                                       =====================             ======================

Per share information
   Weighted average shares outstanding                                             3,742,593                            868,188
                                                                       =====================             ======================
   (Loss) per common share
     (Loss) from continuing operations                                    $           (0.12)                     $       (0.34)
     (Loss) from discontinued operations                                                 NIL                                NIL
                                                                       ---------------------             ----------------------
 Net (loss) per common share                                              $           (0.12)                     $       (0.34)
                                                                       =====================             ======================




                     PROFORMANCE RESEARCH ORGANIZATION, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                                        1999                       1998
                                                                                ---------------------     ----------------------
Cash flows from operating activities:
Net (loss)                                                                         $        (432,970)              $   (298,867)
Adjustments to reconcile net loss
 to net cash provided by (used in) operating
 activities:
   Depreciation and amortization                                                                4,205                      8,810
Changes in assets and liabilities:
  (Increase) in inventory                                                                           -                    (1,182)
  (Increase) in accounts receivable                                                                 -                    (9,967)
  (Increase) in due from employees                                                               (612)
  (Increase) in deferred offering costs                                                      (50,000)                          -
  (Increase) in due from officer                                                                    -                   (10,000)
  (Increase) in prepaid expenses                                                             (10,000)
  Decrease in  deferred financing costs                                                      (23,495)
  Decrease (increase) in other assets                                                         (3,023)
  Increase in accounts payable and accrued expenses                                           102,595                    118,369
  Increase (decrease) in related party payable                                               (13,048)                        348
  Increase in deferred revenue and deposits payable                                            59,707                     15,587
                                                                                ---------------------
      Total adjustments                                                                        66,329                    121,965
                                                                                ---------------------     ----------------------
      Net cash (used in) operating activities                                               (366,641)                  (176,902)
                                                                                ---------------------     ----------------------

Cash flows from investing activities:
  Purchase of fixed assets                                                                       (565)                  (12,087)
     Net cash (used in) investing activities                                                     (565)                  (12,087)
                                                                                ---------------------     ----------------------

Cash flows from financing activities:
  Proceeds from notes and bonds payable, related party                                         12,500                          -
  Payment on notes and bonds payable, related party                                          (16,966)                          -
  Common stock issued for inducements                                                         143,644                          -
  Net proceeds from issuance of preferred stock series A                                            -                    106,500
  Proceeds from note and bonds payable                                                        237,788                    161,700
  Payments on note and bonds payable                                                          (7,077)                          -
     Net cash provided by financing activities                                                369,889                    268,200
                                                                                ---------------------     ----------------------

Net increase in cash                                                                            2,683                     79,211

Beginning - cash                                                                                4,770                      4,761
                                                                                ---------------------     ----------------------

Ending - cash                                                                     $             7,453             $       83,972
                                                                                =====================     ======================

                     PROFORMANCE RESEARCH ORGANIZATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

Basis of presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the periods indicated have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The Company was incorporated in 1993 in Colorado under the name of World Associates, Inc. The accompanying financial statements for the three months ended March 31, 1998, include the accounts of the Company and its wholly owned subsidiary Proformance Research Organization, Inc. ("PRO"), a Delaware corporation. All significant inter-company accounts and transactions have been eliminated. In July 1998, the Company merged into PRO, with PRO surviving; accordingly, these financial statements are not consolidated after that date.

Net loss per share - The net loss per share amounts are based on the weighted average number of Common Shares outstanding for the period. Potential Common Shares and the computation of diluted earnings per share are not considered, as their effect would be anti-dilutive.

NOTE 2 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 1999, the Company issued 100,450 shares of its Common Stock valued at $1.43 per share as inducements for loan funds received.

During February 1999, all of the issued and outstanding Preferred Stock, Series A (857,850 shares) and Series B (648,200 shares) was converted into the Company's Common Stock at the rate of one share of Common Stock for each share of Preferred Stock.

NOTE 3 - CONTINUING LOSSES, DEFICIT IN EQUITY AND NEGATIVE WORKING
CAPITAL

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at March 31, 1999, current liabilities exceeded current assets by $2,007,055 and total liabilities exceed total assets by $2,075,950.

                     PROFORMANCE RESEARCH ORGANIZATION, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999
                                   (Unaudited)

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations as a going concern is dependent upon its success in (1) obtaining additional capital; (2) paying its obligations timely; and (3) ultimately achieving profitable operations. The financial statements do not include any adjustments, which might result from the outcome of these uncertainties.

The Company is in the process of offering for sale Common Stock in a Public Offering (see "Subsequent Events"). Management believes this offering will provide the opportunity to obtain additional capital.

NOTE 4 - SUBSEQUENT EVENTS

The Company is in the process of offering for sale 1,000,000 shares of Common Stock in a registered public offering at a price of $5.00 per share. The offering was deemed effective in February 1999, and is being sold on a best efforts, all or none basis. Upon successful completion of the offering, the Company anticipates receiving approximately $4,250,000 in net proceeds. The Company anticipates closing the offering in July 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         P.R.O. provides golf instruction through three primary avenues - (1) golf schools located at independent resorts, to which corporate and consumer students generally travel for intensive 2- 5 day programs ("Destination Golf Schools"), (2) learning centers designed to cater primarily to local clientele for hourly lessons ("Learning Centers"), and (3) training of Distributors and golf instructors for teaching certification, which training is conducted at P.R.O. headquarters, Destination Golf Schools and Learning Centers. ("Distribution Sales"). P.R.O. currently has nine Destination Golf Schools under contract for full or partial year operation, and is currently operating one Learning Center. The Company expected to be financed in January of 1998 and the delay in financing created a cash-flow problem due to the financial commitments that had been made to each of these facilities.

         P.R.O. leases the facilities for its Destination Golf Schools at existing golf courses or resorts, allowing P.R.O. to offer first rate golf facilities at relatively low facilities cost and allowing P.R.O. to take advantage of the course's or resort's marketing efforts, visibility and facility quality. P.R.O. began operation of Destination Golf Schools at the locations and dates indicated below: Mission Inn Golf & Tennis Club, Howey in the Hills, Florida, February 1999; Haymaker, Steamboat Springs, Colorado, May 1999; Pole Creek Golf Club, Winter Park, Colorado, April 1999; Wildfire Golf Course at Desert Ridge ("Wildfire"), Phoenix, Arizona, September 1997; Carlton Oaks Country Club, San Diego area, California, March 1998; Brooks Golf Club, Lake Okoboji, Iowa, June 1998; Bardmoor Golf Club, St. Petersburg, Florida, January 1999; Rhodes Ranch, Las Vegas, Nevada, March 1998; and Tucson National, Tucson, Arizona, March 1999. In addition, P.R.O. began operation of a Learning Center at the Plum Creek Golf and Country Club, Castle Rock, Colorado in June 1998.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         TOTAL REVENUE. The Company had total revenue of $246,915 for the three months ended March 31, 1999, compared to $89,946 of total revenue for the three months ended March 31, 1998. The increase in total revenue was attributable primarily to the increase in the number of Destination Golf School and Learning Center sites operating in the three months ended March 31, 1999. During the first three months of 1998, the Company had six Destination Golf Schools operating, as compared to 4 Destination Golf Schools during the three months ended March 31, 1998.

         COST OF REVENUE. Cost of revenues for the three months ended March 31, 1999, was $60,108 or 24% of total revenue, compared to $40,847 or 45% of total revenue for the three months ended March 31, 1998. Cost of revenue consists primarily of instructor salaries. The decrease in cost of revenue as a percentage of total revenue for the three months ended March 31, 1999 was due primarily to increased revenues associated with having more schools operating during the 1999 period. In addition, during the three months ended March 31, 1998, the opening of several sites was delayed, and revenue at open sites was negatively impacted, by the effects of an unusually wet winter in January, February and March 1998. See "Seasonality" below.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, expenses associated with recruiting and training P.R.O.'s Destination Golf School and Learning Center site managers and instructors, salaries for administrative, sales and marketing staff, and rent at the Company's headquarters, increased from $324,827 for the three months ended March 31, 1998, to $582,826 for the three months ended March 31, 1999.

         The increase was due primarily to expenses associated with establishing the Company's Distributor Membership program, such as increased salary, rent, and advertising expenses. The Company added more personnel, took on more space, and generated sales materials and brochures. Also, the Company issued 100,450 shares of Common Stock valued at $1.43 per share as inducements for loan funds received. These shares were accounted for as financing expense of roughly $29,000.

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

         Of the Company's $184,947 in long-term indebtedness outstanding as of March 31, 1999, $160,000 bears interest at a fixed rate of 12% and is due in 2002. Such indebtedness is convertible into Common Stock of the Company at a rate of $1.43 per share. Such indebtedness may be prepaid by the Company upon 30 days' notice. The Company presently does not intend to call such indebtedness for prepayment. The remainder of the Company's long-term indebtedness relates to a note for an automobile which bears interest at the rate of 8.9% and is payable in 42 monthly installments.

         At March 31, 1999, short-term notes payable was $1,262,500. The Company has allocated $550,000 of the proceeds from its initial public offering for the repayment of short-term debt.

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

         The Company incurred a net loss of $432,970 for the three months ended March 31, 1999, and its current liabilities exceeded current assets by $2,007,055. Its total liabilities exceeded total assets by $2,075,950. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. See Note 3 to the Financial Statements.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the quarter ended March 31, 1999, the registrant issued 100,450 shares of Common Stock valued at $1.43 per share as inducements for loan funds received. The sale and issuance of the Common Stock were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933. Appropriate legends were affixed to the stock certificates issued in the above transactions. The securities were offered and sold by the registrant without any underwriters. All of the purchasers were deemed to be sophisticated with respect to an investment in securities of the registrant by virtue of their financial condition and/or relationship to members of management of the registrant.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A)       EXHIBITS


      REGULATION                                                                                               CONSECUTIVE
      S-B NUMBER                                             EXHIBIT                                           PAGE NUMBER

         3.1                     Amended and Restated Certificate of Incorporation (1)<F1>                         N/A
         3.2                     Bylaws (1)<F1>                                                                    N/A
         4.1                     Reference is made to Exhibits 3.1 and 3.2 (1)<F1>                                 N/A
        10.1                     Distribution Agreement between the Company and Dave Bisbee, dated                 N/A
                                 August 22, 1996 (1)<F1>
        10.2                     Distribution Agreement between the Company and William D. Leary                   N/A
                                 (1)<F1>








      REGULATION                                                                                               CONSECUTIVE
      S-B NUMBER                                             EXHIBIT                                           PAGE NUMBER


        10.3                     Lease between Fernal Inc. and William D. Leary and the Company,                   N/A
                                 dated May 1, 1997, as amended by an Addendum to Lease between
                                 Mach One and World Associates, Inc. dated April 4, 1998 (1)<F1>
        10.4                     Common Stock Purchase Agreement with Proformance Research                         N/A
                                 Organization/Weiner, Inc. dated July 15, 1998 (1)<F1>
        10.5                     Sublease dated April 21, 1998 between Mach One Corporation and                    N/A
                                 Proformance Research Organization, Inc. (1)<F1>
        10.6                     Employment Agreement between the Company and William D. Leary                     N/A
                                 dated July 1, 1998 (1)<F1>
        10.7                     Consulting Services Agreement between Sunkyong U.S.A., Inc. and the               N/A
                                 Company dated May 6, 1997 (1)<F1>
        10.8                     Distribution Agreement between Renaissance Golf Products Inc. and                 N/A
                                 the Company dated July 21, 1998 (1)<F1>
        10.9                     Amendment to Common Stock Purchase Agreement with Proformance                     N/A
                                 Research Organization/Weiner, Inc. dated November 2, 1998 (1)<F1>
       10.10                     Form of Stock Escrow Agreement (1)<F1>                                            N/A
        27                       Financial Data Schedule



----------------------------

<F1>
(1)      Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-2,
         File No. 333-61533.

                  B) REPORTS ON FORM 8-K:

                  None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PROFORMANCE RESEARCH
                               ORGANIZATION, INC.
                              (Registrant)


Date:    July 2, 1999         By:  /S/ WILLIAM D. LEARY
                                 --------------------------
                                       William D. Leary, President

                                   Exhibit 27

                             Financial Data Schedule