Form 10QSB
period 1999-06-30
PROFORMANCE RESEARCH ORGANIZATION INC
filed 1999-08-19
CIK 1012176

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1999

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            4,405,065 SHARES OF COMMON STOCK, $.0001 PAR VALUE, AS OF
                                  JUNE 30, 1999

         Transitional Small Business Disclosure Format (check one); Yes __ No_X_

Exhibit index on page 12                                      Page 1 of 16 pages

                               Proformance Research Organization, Inc.
                                            Balance Sheet
                                            June 30, 1999
                                             (Unaudited)

                                               ASSETS
Current assets
   Cash                                                                                $       15,748
   Due from employees                                                                          16,865
   Deferred financing costs                                                                   105,645
   Prepaid Expenses                                                                            10,000
                                                                                       --------------
       Total current assets                                                                   148,258
                                                                                       --------------

Property and equipment - net of accumulated depreciation                                       67,788
Deferred offering costs                                                                        84,626
Other assets                                                                                   10,586
                                                                                       --------------

                                                                                       $      311,258
                                                                                       ==============




                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Accounts payable and accrued expenses                                               $     594,211
   Current portion of long term debt                                                           5,574
   Related party payable                                                                       5,476
   Notes and bonds payable                                                                   265,000
   Notes and bonds payable, related party                                                  1,400,600
   Deferred revenue and deposits payable                                                     328,206
                                                                                       --------------
       Total current liabilities                                                           2,599,067
                                                                                       --------------

Long term debt
   Notes and bonds payable                                                                    24,947
   Bonds payable, related party                                                              160,000
                                                                                       --------------
      Total Long term debt                                                                   184,947
                                                                                       --------------

Other non-current liabilities
   Net liabilities of discontinued operations                                                 41,102
                                                                                       --------------

Commitments and contingencies

Stockholders' deficiency
   Preferred stock, Series A, convertible, cumulative, no stated value,
     1,000,000 shares  authorized,  no shares issued and outstanding                               -
   Preferred stock, Series B, convertible, cumulative, no stated value,
     1,000,000  shares  authorized,  no shares  issued and  outstanding                            -
   Common stock, .0001 par value, 10,000,000 shares authorized,
     4,405,065 shares, issued and outstanding                                                    441
   Additional paid-in capital                                                              2,076,770
   Accumulated deficit                                                                    (4,591,069)
                                                                                       --------------
       Total stockholders' deficiency                                                     (2,513,858)
                                                                                       ==============

                                                                                       $     311,258
                                                                                       ==============


                 See accompanying notes to financial statements


                     Proformance Research Organization, Inc.
                            Statements of Operations
        For the six months and three months ended June 30, 1999 and 1998
                                   (Unaudited)



                                                   Six months Ended                          Three months Ended
                                               1999               1998                    1999               1998
                                          ===============    ===============         ===============    ===============
Revenue                                   $      425,517     $      236,157          $      178,602     $      146,211
Cost of revenues                                 113,949            113,567                  53,841             72,720
                                          ---------------    ---------------         ---------------    ---------------
Gross (loss) profit                              311,568            122,590                 124,761             73,491
                                          ---------------    ---------------         ---------------    ---------------

Operating expenses
  Sales, general and administrative            1,342,640            771,534                 759,814            446,707
  Depreciation                                     5,105              1,800                     900                900
                                          ---------------    ---------------         ---------------    ---------------
    Total operating expenses                   1,347,745            773,334                 760,714            447,607
                                          ---------------    ---------------         ---------------    ---------------

Operating (loss)                              (1,036,177)          (650,744)               (635,953)          (374,116)

Interest expense                                  49,290             35,293                  18,244             16,954
                                          ---------------    ---------------         ---------------    ---------------

(Loss) from continuing operations             (1,085,467)          (686,037)               (654,197)          (391,070)

Discontinued operations
  (Loss) from discontinued operations             (1,700)            (6,150)                      -             (4,250)
                                          ---------------    ---------------         ---------------    ---------------

Net (Loss)                                $   (1,087,167)    $     (692,187)         $     (654,197)    $     (395,320)
                                          ===============    ===============         ===============    ===============

Per share information
   Weighted average shares outstanding         4,369,463            868,188               4,056,028            868,188
                                          ===============    ===============         ===============    ===============
   (Loss) per common share
     (Loss) from continuing operations    $        (0.25)    $        (0.79)         $        (0.16)    $        (0.45)
     (Loss) from discontinued operations             NIL                NIL                     NIL                NIL
                                          ---------------    ---------------         ---------------    ---------------
 Net (loss) per common share              $        (0.25)    $        (0.80)         $        (0.16)    $        (0.46)
                                          ===============    ===============         ===============    ===============











                 See accompanying notes to financial statements.



                              Proformance Research Organization, Inc.
                                      Statements of Cash Flows
                          For the six months ended June 30, 1999 and 1998
                                            (Unaudited)


                                                                     1999                1998
                                                               =================   =================
Cash flows from operating activities:
Net (loss)                                                     $     (1,087,167)   $       (692,187)
Adjustments to reconcile net loss
 to net cash (used in) operating
 activities:
   Depreciation and amortization                                          5,105               1,800
   Changes in assets and liabilities                                    471,320             133,177
                                                               -----------------   -----------------
      Net cash (used in) operating activities                          (610,742)           (557,210)
                                                               -----------------   -----------------

Cash flows from investing activities:
  Purchase of fixed assets                                               (4,411)            (13,510)
                                                               -----------------   -----------------
     Net cash (used in) investing activities                             (4,411)            (13,510)
                                                               -----------------   -----------------

Cash flows from financing activities:
  Net proceeds from notes and bonds payable, related party              632,100             379,200
  Net proceeds from issuance of preferred stock series A                    -               417,000
  Payments on note and bonds payable                                     (5,969)                -
                                                               -----------------   -----------------
     Net cash provided by financing activities                          626,131             796,200
                                                               -----------------   -----------------

Net increase in cash                                                     10,978             225,480

Beginning - cash                                                          4,770               4,761
                                                               -----------------   -----------------

Ending - cash                                                  $         15,748    $        230,241
                                                               =================   =================





                 See accompanying notes to financial statements.

                     Proformance Research Organization, Inc.
                     Notes to Unaudited Financial Statements
                For the Six Months Ended June 30, 1999 and 1998


1.  ACCOUNTING POLICIES

Basis of presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310 (b) of regulation S-B. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the periods indicated have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The Company was incorporated in 1993 in Colorado under the name of World Associates, Inc. The accompanying financial statements for the six months ended June 30, 1998 include the accounts of the Company and its wholly owned subsidiary Proformance Research Organization, Inc. ("PRO"), a Delaware corporation. All significant inter-company accounts and transactions have been eliminated. In July 1998, the Company merged into PRO, with PRO surviving; accordingly, these financial statements are not consolidated after that date.

Net loss per share - The net loss per share amounts are based on the weighted average number of common shares outstanding for the period. Potential common shares and the computation of diluted earnings per share are not considered, as their effect would be anti-dilutive.


2.  STOCKHOLDERS' EQUITY

During the six months ended June 30, 1999 the Company issued 248,205 shares of its Common Stock valued at $1.43 per share as inducements for loan funds received.

During February 1999 all of the issued and outstanding Preferred Stock, Series A (857,850 shares) and Series B (648,200 shares) was converted into the Company's Common Stock at the rate of one share of Common Stock for each share of Preferred Stock.

                     Proformance Research Organization, Inc.
                     Notes to Unaudited Financial Statements
                 For the Six Months Ended June 30, 1999 and 1998

3.  CONTINUING LOSSES, DEFICIT IN EQUITY AND NEGATIVE WORKING CAPITAL

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 1999, current liabilities exceeded current assets by $2,450,809 and total liabilities exceed total assets by $2,513,858.

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

The Company is in the process of offering for sales common stock in a Public Offering (see "Subsequent Events"). Management believes this offering will provide the opportunity to obtain additional capital.


4.  SUBSEQUENT EVENTS

The Company is in the process of offering for sale 1,000,000 shares of common stock in a registered public offering at a price of $5.00 per share. The offering was deemed effective in February 1999 and is being sold on a best efforts, all or none basis. Upon successful completion of the offering the Company anticipates receiving approximately $4,250,000 in net proceeds. The Company anticipates filing a post effective amendment to the registration statement during August 1999.

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         TOTAL REVENUE. The Company had total revenue of $425,517 for the six months ended June 30, 1999, compared to $236,157 of total revenue for the six months ended June 30, 1998. The increase in total revenue was attributable primarily to the increase in the number of Destination Golf School and Learning Center sites operating in the six months ended June 30, 1999. During the first six months of 1999, the Company had 9 Destination Golf Schools operating, as compared to 6 Destination Golf Schools during the six months ended June 30, 1998.

         COST OF REVENUE. Cost of revenues for the six months ended June 30, 1999, was $113,949 or 27% of total revenue, compared to $113,567 or 48% of total revenue for the six months ended June 30, 1998. Cost of revenues consists primarily of instructor salaries. The decrease in cost of revenue as a percentage of total revenue for the six months ended June 30, 1999 was due primarily to increased revenues associated with having more schools operating during the 1999 period. In addition, during the six months ended June 30, 1998, the opening of several sites was delayed, and revenue at open sites was negatively impacted, by the effects of an unusually wet winter in January, February and March 1998. See "Seasonality" below.

         The Company made a strategic decision to renegotiate the rent at some of its sites and has begun an advertising program to promote its sites. Most of the fixed rent sites are winter sites. The Company hopes that engaging in the planned advertising campaign will allow volume at the fixed rent sites to be sufficient to support the fixed fee rents. However, there can be no assurance that the advertising campaign will result in increased student volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, expenses associated with recruiting and training P.R.O.'s Destination Golf School and Learning Center site managers and instructors, salaries for administrative, sales and marketing staff, and rent at the Company's headquarters, increased from $771,534 for the six months ended June 30, 1998, to $1,342,640 for the six months ended June 30, 1999.

         The increase was due primarily to expenses associated with establishing the Company's Distributor Membership program, such as increased salary, rent, and advertising expenses. The Company added more personnel, took on more space, and generated sales materials and brochures. Also, shares issued as inducements for loan funds received are accounted for as a financing expense. The amount charged to expense was $345,941 for the six months ended June 30, 1999.

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

         Of the Company's $184,947 in long-term indebtedness outstanding as of June 30, 1999, $160,000 bears interest at a fixed rate of 12% and is due in 2002. Such indebtedness is convertible into Common Stock of the Company at a rate of $1.43 per share. Such indebtedness may be prepaid by the Company upon 30 days' notice. The Company presently does not intend to call such indebtedness for prepayment. The remainder of the Company's long-term indebtedness relates to a note for an automobile which bears interest at the rate of 8.9% and is payable in 42 monthly installments.

         At June 30, 1999, short-term notes payable was $1,665,600. A significant portion of the short-term debt was incurred in anticipation of the Company closing its initial public offering and has been used for primarily to establish the Company's Distributor Membership program, to open additional sites, and for working capital needs. Management has decided to extend the closing date for the initial public offering and revise the terms of the offering. The Company will attempt to convert existing notes payable into equity in conjunction with the offering. Management has received a favorable response to this conversion effort from the holders of a significant portion of the notes.

         It is anticipated that the proceeds from the Company's initial public offering will be allocated primarily for expansion and growth types of purposes, such as site development for a new golf practice facility, advertising, the costs of opening new facilities, acquisitions, and product inventory. Accordingly, it will become necessary for the Company's existing operations to be able to generate enough cash to cover existing commitments and obligations, such as lease rent for the facilities, instructors' salaries, and officers' salaries. The Company is obligated, pursuant to a five-year employment agreement to pay William D. Leary, the President of the Company, an annual salary of $120,000.

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

         The Company incurred a net loss of $1,087,167 for the six months ended June 30, 1999, and its current liabilities exceeded current assets by $2,450,809. Its total liabilities exceeded total assets by $2,513,858. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. See Note 3 to the Financial Statements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 1999, the registrant issued 147,755 shares of Common Stock valued at $1.43 per share as inducements for loan funds received. The sale and issuance of the Common Stock were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933. Appropriate legends were affixed to the stock certificates issued in the above transactions. The securities were offered and sold by the registrant without any underwriters. All of the purchasers were deemed to be sophisticated with respect to an investment in securities of the registrant by virtue of their financial condition and/or relationship to members of management of the registrant.

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

      REGULATION                                                                                               CONSECUTIVE
      S-B NUMBER                                             EXHIBIT                                           PAGE NUMBER
         3.1            Amended and Restated Certificate of Incorporation (1)<F1>                                  N/A

         3.2            Bylaws (1)<F1>                                                                             N/A

         4.1            Reference is made to Exhibits 3.1 and 3.2 (1)<F1>                                          N/A

        10.1            Distribution Agreement between the Company and Dave Bisbee, dated                          N/A
                        August 22, 1996 (1)<F1>




      REGULATION                                                                                               CONSECUTIVE
      S-B NUMBER                                             EXHIBIT                                           PAGE NUMBER

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

        10.4            Common Stock Purchase Agreement with Proformance Research                                  N/A
                        Organization/Weiner, Inc. dated July 15, 1998 (1)<F1>

        10.5            Sublease dated April 21, 1998 between Mach One Corporation and                             N/A
                        Proformance Research Organization, Inc. (1)<F1>

        10.6            Employment Agreement between the Company and William D. Leary dated                        N/A
                        July 1, 1998 (1)<F1>

        10.7            Consulting Services Agreement between Sunkyong U.S.A., Inc. and the                        N/A
                        Company dated May 6, 1997 (1)<F1>

        10.8            Distribution Agreement between Renaissance Golf Products Inc. and the                      N/A
                        Company dated July 21, 1998 (1)<F1>

        10.9            Amendment to Common Stock Purchase Agreement with Proformance                              N/A
                        Research Organization/Weiner, Inc. dated November 2, 1998 (1)<F1>

        10.10           Form of Stock Escrow Agreement (1)<F1>                                                     N/A

         27             Financial Data Schedule                                                                    15

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

                                     PROFORMANCE RESEARCH
                                      ORGANIZATION, INC.
                                     (Registrant)


Date:    August 19, 1999        By:  /S/ WILLIAM D. LEARY
                                     ---------------------------------
                                     William D. Leary, President

                                   Exhibit 27

                             Financial Data Schedule