Form 10QSB
period 1999-09-30
PROFORMANCE RESEARCH ORGANIZATION INC
filed 1999-11-19
CIK 1012176

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1999

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            4,499,465 SHARES OF COMMON STOCK, $.0001 PAR VALUE, AS OF
                               SEPTEMBER 30, 1999

         Transitional Small Business Disclosure Format (check one); Yes __ No_X_

Exhibit index on page 13                                      Page 1 of 17 pages


                               Proformance Research Organization, Inc.
                                            Balance Sheet
                                         September 30, 1999
                                             (Unaudited)

                                               ASSETS
Current assets
   Cash                                                                                $      149,059
   Accounts receivable                                                                         40,459
   Deferred financing costs                                                                   113,623
   Prepaid expenses                                                                            10,000
                                                                                      ----------------
       Total current assets                                                                   313,141
                                                                                      ----------------

Property and equipment - net of accumulated depreciation                                       66,888
Deferred offering costs                                                                        84,626
Other assets                                                                                   10,785
                                                                                      ----------------

                                                                                       $      475,440
                                                                                      ================

                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Accounts payable and accrued expenses                                               $      659,005
   Current portion of long term debt                                                            7,062
   Related party payable                                                                        5,476
   Notes and bonds payable                                                                    265,000
   Notes and bonds payable, related party                                                   1,623,700
   Deferred revenue and deposits payable                                                      377,750
                                                                                      ----------------
       Total current liabilities                                                            2,937,993
                                                                                      ----------------

Long term debt
   Notes and bonds payable                                                                     11,703
   Bonds payable, related party                                                               172,500
                                                                                      ----------------
      Total Long term debt                                                                    184,203
                                                                                      ----------------

Other non-current liabilities
   Net liabilities of discontinued operations                                                  41,102
                                                                                      ----------------

Commitments and contingencies

Stockholders' deficiency
   Preferred stock, Series A, convertible, cumulative, no stated value,
     1,000,000 shares authorized, no shares issued and outstanding Preferred stock, Series B, convertible, cumulative, no stated value,
     1,000,000 shares authorized, no shares issued and outstanding Preferred stock, Series C, convertible, cumulative, no stated value,
     2,000,000 shares authorized, 40,000 shares issued and outstanding 66,667
   Common stock, $0.0001 par value, 10,000,000 shares authorized,
     4,499,465 shares, issued and outstanding                                                     450
   Additional paid-in capital                                                               2,229,469
   Accumulated deficit                                                                     (4,984,444)
                                                                                      ----------------
       Total stockholders' deficiency                                                      (2,687,858)
                                                                                      ----------------

                                                                                       $      475,440
                                                                                      ================

                 See accompanying notes to financial statements.

                     Proformance Research Organization, Inc.
                            Statements of Operations
     For the nine months and three months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                   Nine months Ended                    Three months Ended
                                                  1999             1998               1999              1998
                                           ------------------ ---------------   ----------------   ---------------
Revenue                                     $        759,169   $     363,863     $      333,652     $     127,706
Cost of revenues                                     176,865         198,893             62,916            85,326
                                           ------------------ ---------------   ----------------   ---------------
Gross (loss) profit                                  582,304         164,970            270,736            42,380
                                           ------------------ ---------------   ----------------   ---------------

Operating expenses
  Sales, general and administrative                1,988,760       1,195,063            646,120           423,529
  Depreciation                                         6,005           2,700                900               900
                                           ------------------ ---------------   ----------------   ---------------
    Total operating expenses                       1,994,765       1,197,763            647,020           424,429
                                           ------------------ ---------------   ----------------   ---------------

Operating (loss)                                  (1,412,461)     (1,032,793)          (376,284)         (382,049)

Interest expense                                      66,381          54,265             17,091            18,972
                                           ------------------ ---------------   ----------------   ---------------

(Loss) from continuing operations                 (1,478,842)     (1,087,058)          (393,375)         (401,021)

Discontinued operations
  (Loss) from discontinued operations                 (1,700)         (6,150)                  -                 -
                                           ------------------ ---------------   ----------------   ---------------

Net (Loss)                                  $     (1,480,542)  $  (1,093,208)    $     (393,375)    $    (401,021)
                                           ================== ===============   ================   ===============

Per share information
   Weighted average shares outstanding             4,191,529         939,287          4,462,532         1,039,287
                                           ================== ===============   ================   ===============
   (Loss) per common share
     (Loss) from continuing operations      $          (0.35)  $       (1.16)    $        (0.09)    $       (0.39)
     (Loss) from discontinued operations               -               -                  -                 -
                                           ------------------ ---------------   ----------------   ---------------
 Net (loss) per common share                $          (0.35)  $       (1.16)    $        (0.09)    $       (0.39)
                                           ================== ===============   ================   ===============


                 See accompanying notes to financial statements.



                              Proformance Research Organization, Inc.
                                      Statements of Cash Flows
                       For the nine months ended September 30, 1999 and 1998
                                            (Unaudited)


                                                                     1999                 1998
                                                              -------------------  ------------------
Cash flows from operating activities:
Net (loss)                                                     $      (1,480,542)   $     (1,093,208)
Adjustments to reconcile net loss
 to net cash (used in) operating
 activities:
   Depreciation and amortization                                           6,005               2,700
   Changes in assets and liabilities                                     671,998             116,371
                                                              -------------------  ------------------
      Net cash (used in) operating activities                           (802,539)           (974,137)
                                                              -------------------  ------------------

Cash flows from investing activities:
  Purchase of fixed assets                                                (7,599)            (47,686)
                                                              -------------------  ------------------
     Net cash (used in) investing activities                              (7,599)            (47,686)
                                                              -------------------  ------------------

Cash flows from financing activities:
  Net proceeds from notes and bonds payable, related party               842,152             (52,500)
  Net proceeds from issuance of preferred stock series A                     -               496,890
  Net proceeds from issuance of preferred stock series C                  66,667                 -
  Net proceeds from issuance of common stock                              63,333                 -
  Net proceeds from note and bonds payable                               (17,725)            573,826
                                                              -------------------  ------------------
     Net cash provided by financing activities                           954,427           1,018,216
                                                              -------------------  ------------------

Net increase in cash                                                     144,289              (3,607)

Beginning - cash                                                           4,770               4,761
                                                              -------------------  ------------------

Ending - cash                                                  $         149,059    $          1,154
                                                              ===================  ==================




                 See accompanying notes to financial statements.

                     PROFORMANCE RESEARCH ORGANIZATION, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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

The Company was incorporated in 1993 in Colorado under the name of World Associates, Inc. The accompanying financial statements for the nine months ended September 30, 1998 include the accounts of the Company and its wholly owned subsidiary Proformance Research Organization, Inc. ("PRO"), a Delaware corporation. All significant inter-company accounts and transactions have been eliminated. In July 1998, the Company merged into PRO, with PRO surviving; accordingly, these financial statements are not consolidated after that date.

Net loss per share - The net loss per share amounts are based on the weighted average number of common shares outstanding for the period. Potential common shares and the computation of diluted earnings per share are not considered, as their effect would be anti-dilutive.


STOCKHOLDERS' EQUITY

During the nine months ended September 30, 1999 the Company issued 263,605 shares of its Common Stock valued at $1.43 per share as inducements for loan funds received. In addition the Company issued 37,000 shares of Common Stock valued at $1.43 per share as extension fees for loans outstanding and 42,000 shares of Common Stock for $63,333 in cash.

During February 1999 all of the issued and outstanding shares of Preferred Stock, Series A (857,850 shares) and Series B (648,200 shares) were converted into shares of the Company's Common Stock at the rate of one share of Common Stock for each share of Preferred Stock.

During September 1999 the Company authorized the issuance 2,000,000 shares of Preferred Stock, Series C ("Series C"). The Series C has no voting rights and pays no dividends. Each share of Series C is convertible into one share of common stock at the effective date of the Company's post effective amendment to its registration with the Securities and Exchange Commission. The Company issued 40,000 shares of Series C for $66,667 in cash.

                     PROFORMANCE RESEARCH ORGANIZATION, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998





CONTINUING LOSSES, DEFICIT IN EQUITY AND NEGATIVE WORKING CAPITAL

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at September 30, 1999, current liabilities exceeded current assets by $2,624,852 and total liabilities exceed total assets by $2,687,858.

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

The Company intends to file a post-effective amendment to its registration statement. Proceeds from such an offering would provide the Company with additional working capital and, to the extent that notes and bonds issued by the Company are converted into equity, the Company's liabilities would be decreased. There are no assurances that (1) the Company will be able to complete a post-effective amendment to its registration statement on a timely basis; (2) any shares will be sold in the offering; or (3) notes or bonds payable will be converted into equity as part of the offering.


SUBSEQUENT EVENTS

Earlier in 1999, the Company offered for sale 1,000,000 shares of common stock in a registered public offering at a price of $5.00 per share. The offering, which was deemed effective in February 1999 and conducted on a best efforts, all or none basis, was not successful. The Company is in the process of preparing a post effective amendment to this registration statement, the terms of which may change. The Company anticipates filing the post effective amendment to the registration statement during the fourth quarter of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         The Company provides golf instruction through golf schools located at independent courses and resorts, to which students generally travel for intensive 1-5 day programs ("Destination Golf Schools"). The Company targets its sales to two audiences: (1) individuals through direct solicitation, and (2) corporations through the sales of "Premium Links" packages. Sales of Premium Links packages are accomplished through a network of distributors located throughout the United States. The Company is presently developing the distributor network and derives revenue from the sale of territories to prospective distributors.

         The Company currently has 20 Destination Gold Schools under contract for full or partial year operation, 8 of which are currently operating and 12 of which are schedule to open within the next twelve months. This arrangement permits the Company to take advantage of the marketing efforts, visibility, and facility quality of the courses and resorts

         The Company's Destination Golf Schools have opened at varying times over the past two years, and most of the Destination Golf Schools are closed during local off-seasons. As a result of changes in the number of facilities open from period to period, closing certain of the Destination Golf Schools during local off-seasons, and overall seasonality of the golf business, results of operations for any particular period may not be indicative of the results of operations for any other period.

         The Company has made a strategic decision to open several sites for its Destination Golf Schools, despite the fact that there are significant one-time and recurring expenses associated with opening each site, and despite the fact that its existing sites were not operating at capacity.

         For each Destination Golf School, the Company hires a site manager and a number of certified instructors based on anticipated demand. The Company provides training for its site managers and certified instructors at Company expense.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         TOTAL REVENUE. The Company had total revenue of $759,169 for the nine months ended September 30, 1999, compared to $363,863 of total revenue for the nine months ended September 30, 1998. The increase in total revenue was attributable primarily to the increase in the number of Destination Golf Schools operating in the nine months ended September 30, 1999. During the first nine months of 1999, the Company had 20 Destination Golf Schools operating, as compared to 7 Destination Golf Schools during the nine months ended September 30, 1998.

         COST OF REVENUE. Cost of revenues for the nine months ended September 30, 1999, was $176,865 or 23% of total revenue, compared to $198,893 or 55% of total revenue for the nine months ended September 30, 1998. Cost of revenues consists primarily of instructor salaries. The decrease in cost of revenue as a percentage of total revenue for the nine months ended September 30, 1999 was due primarily to increased revenues associated with having more schools operating during the 1999 period. In addition, during the nine months ended September 30, 1998, the opening of several sites was delayed, and revenue at open sites was negatively impacted, by the effects of an unusually wet winter in January, February and March 1998. See "Seasonality" below.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, expenses associated with recruiting and training Destination Golf School site managers and instructors, salaries for administrative, sales and marketing staff, and rent at the Company's headquarters, increased from $1,195,063 for the nine months ended September 30, 1998, to $1,988,760 for the nine months ended September 30, 1999.

         The increase was due primarily to expenses associated with establishing the Company's distributor network, such as increased salary, rent, and advertising expenses. The Company added more personnel, took on more space, and generated sales materials and brochures. Also, shares issued as inducements for loan funds received are accounted for as a financing expense. The amount charged to expense was approximately $360,000 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The cash requirements of funding operations and expansion have exceeded cash flow from operations. The Company has satisfied its capital needs primarily through debt and equity financing. The Company continually explores raising additional capital through such means. The Company has an agreement with an entity controlled by a member of its Board of Directors under which such entity will subscribe for any Shares not otherwise subscribed for in the offering.

         Of the Company's $184,203 in long-term indebtedness outstanding as of September 30, 1999, $172,500 bears interest at a fixed rate of 12% and is due in 2002. Such indebtedness is convertible into Common Stock of the Company at a rate of $1.43 per share. Such indebtedness may be prepaid by the Company upon 30 days' notice. The Company presently does not intend to call such indebtedness for prepayment.

         At September 30, 1999, short-term notes payable was $1,888,700. A significant portion of the short-term debt was incurred in anticipation of the Company closing its initial public offering and has been used for primarily to establish the Company's distributor network, to open additional sites, and for working capital needs. Management has decided to revise the terms of the offering. The

Company  will  attempt  to  convert   existing  notes  payable  into  equity  in
conjunction with the offering. Management has received a favorable response to this conversion effort from the holders of a significant portion of the notes.

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

         The Company incurred a net loss of $1,480,542 for the nine months ended September 30, 1999, and its current liabilities exceeded current assets by $2,624,852. Its total liabilities exceeded total assets by $2,687,858. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. See Notes to the Financial Statements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 1999, the registrant issued 15,400 shares of Common Stock valued at $1.43 per share as inducements for loan funds received. In addition, the registrant issued 37,000 shares of Common Stock valued at $1.43 per share as extension fees for loans outstanding, and 42,000 shares of Common Stock for $63,333 in cash. The sale and issuance of the shares of Common Stock were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933. Appropriate legends were affixed to the stock certificates issued in the above transactions. The securities were offered and sold by the registrant without any underwriters. All of the purchasers were deemed to be sophisticated with respect to an investment in securities of the registrant by virtue of their financial condition and/or relationship to members of management of the registrant.

         During September 1999 the Company authorized the issuance 2,000,000 shares of Preferred Stock, Series C ("Series C"). The Series C has no voting rights and pays no dividends. Each share of Series C is convertible into one share of common stock at the effective date of the Company's post effective amendment to its registration with the Securities and Exchange Commission.

         During the quarter ended September 30, 1999, the registrant sold 40,000 shares of Series C Preferred Stock for $66,667 in cash. The sale and issuance of the shares of Preferred Stock were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933. Appropriate legends were affixed to the stock certificates representing the Series C Preferred Stock. The securities were offered and sold by the registrant without any underwriters. All of the purchasers were deemed to be sophisticated with respect to an investment in securities of the registrant by virtue of their financial condition and/or relationship to members of management of the registrant.

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

                              PROFORMANCE RESEARCH
                               ORGANIZATION, INC.
                              (Registrant)


Date:    November 18, 1999          By:/S/WILLIAM D. LEARY
                                        -------------------------------------
                                            William D. Leary, President

                                   Exhibit 27

                             Financial Data Schedule