Form 10KSB40
period 1999-12-31
PROFORMANCE RESEARCH ORGANIZATION INC
filed 2000-04-27
CIK 1012176

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

           Issuer's revenues for its most recent fiscal year. $418,813

       Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999: N/A (See Item 5)

    Number of shares outstanding of registrant's Common Stock, no par value, as of April 20, 2000: 6,544,185 (See Item 11)

                   Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes [ ]No[X]


Exhibit index on consecutive page ____                      Page 1 of ___ Pages

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

         We (Proformance Research Organization, Inc., referred to sometimes as "PRO" or the "Company") provide golf instruction through Destination Golf Schools located at independent resorts, to which students generally travel for intensive one to five-day programs. We target our sales to two audiences: individuals through solicitation of direct retail sales and corporations through the sales of "Premium Links(TM)" packages. The sale of Premium Links(TM)packages is accomplished through a network of distributors located throughout the United States. We are presently developing our distributor network and generate revenue from the sale of territories to prospective distributors. As of April 15, 2000, we had distributors in 32 of the 100 territories identified by management.

         As of April 15, 2000, we had 26 Destination Golf Schools under contract for full or partial year operation, seven of which are operating now. We anticipate that all of our Destination Golf Schools will be open by fall 2000. Our arrangement with independent resorts allows us to offer first-rate golf facilities at reasonable cost and enables us to take advantage of the course's or resort's marketing efforts, visibility, and facility quality.

         We believe that we are distinguished from our competitors on the basis of the quality of our facilities, our unique curriculum, and our experienced management team and staff. Our curriculum is geared toward the marketing premise that ideas accepted on the professional golf tours are accepted by recreational golfers. Our teaching curriculum has been "recognized" by the Professional Golf Association. This recognition allows us to provide PGA instruction by employing PGA professionals who can work toward or maintain their status in the PGA program. In the May 1999 issue of Golf Magazine, we were rated as one of the top 25 golf schools in America. The rating was based on the following criteria: teaching curriculum, quality of facility, student-teacher ratio, faculty (i.e., PGA instructors), and the use of state of the art equipment, such as computer and video equipment.

CORPORATE HISTORY

         We were originally founded in Colorado in 1991 under the name World Associates, Inc. and remained dormant until 1995. We formed a subsidiary in Delaware in February 1996 originally called Team Family, Inc., which changed its name to Proformance Research Organization, Inc. in January 1997. We merged into this subsidiary effective July 31, 1998, thereby effecting a reincorporation, changing us from a Colorado corporation to a Delaware corporation. We currently do business under the name "Proform golf, inc.," and are in the process of amending our certificate of incorporation to reflect this.

         We acquired our first golf school, which established our curriculum, in September 1996. We then negotiated and signed agreements with various golf courses to operate our golf schools at such courses, beginning with an agreement in March 1997. As outlined above, we now have 26 Destination Golf Schools under contract. As our business matures, we continue to modify and update our teaching curriculum.

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

STRATEGY

         We believe that the three most important criteria used by golfers to select a school are: (1) location, (2) price, and (3) product. Key elements of our strategy are (1) to increase the number of our Destination Golf Schools in the United States through the acquisition of other golf schools; (2) to increase the number of distributors selling our services; (3) to be price competitive through the sale of Premium Links(TM)packages; and (4) to expand our marketing programs. We cannot assure you that we will be able to execute our strategy successfully.

o INCREASE THE NUMBER OF OUR DESTINATION GOLF SCHOOLS. We believe that the most important consideration for a golfer deciding which golf school to attend is location. We believe that we can attract more students and sell more Premium Links(TM)packages by offering more locations. We intend to expand by acquiring existing golf school operations. In expanding to new locations, we intend to add sites that are consistent with our current high quality of facilities. We believe that our existing student booking and billing operations can service a substantial increase in volume of students, and that economies of scale can be achieved through the acquisition of existing golf schools. As of April 15, 2000, we had 26 Destination Golf Schools under contract. We intend to locate our sites in different geographic regions with varying golf seasons, which we believe will reduce the effect of seasonality on our business. We have incurred significant expenses for site development and personnel training which we believe will assist us in implementing our expansion plans. We believe that placing an emphasis on development and training, has enabled our staff to become familiar with our systems, which will help us train new staff as we acquire additional schools.

o INCREASE THE NUMBER OF DISTRIBUTORS SELLING OUR SERVICES. To facilitate the sales of packages of golf instruction into the corporate market (called the Premium Links(TM)program), we intend to establish a network of distributor members in defined geographic locations. These distributors have non-exclusive marketing rights to our Premium Links(TM)packages within their respective territories. For the marketing rights to these programs, a distributor pays a one-time fee of $35,000, which entitles the distributor to an extensive training as well as the programs, products, and services that we have created. We pay distributors commissions of up to 25% on the sale of Premium Links(TM) packages based on a rolling commission schedule. In order to develop our distributor network, we made a strategic decision to open several sites for our Destination Golf Schools, despite the fact that there are significant one-time and recurring expenses associated with opening each site, and despite the fact that our existing sites were not operating at capacity. We believe that adding additional sites makes our Premium Links(TM)packages more valuable because it enables corporate purchasers, such as TCI, 3Com, Oracle and Public Service of Colorado (all of which have purchased Premium Links(TM)packages) to redeem lessons at locations nationwide. As of April 15, 2000, we had 22 distributors in 32 of the 100 territories identified by management. Certain distributors have purchased more than one territory.

o BE PRICE COMPETITIVE THROUGH THE SALE OF PREMIUM LINKS(TM)PACKAGES. Management believes that a significant market exists for the sale of golf instruction to corporations, which can use them as incentives for sales and employee performance. Our Premium Links(TM)packages are a prepaid system in which the purchasing corporation receives a discount from the direct retail price of a golf school. Corporations spend millions of dollars on professional and collegiate sporting events, travel, and entertainment. Premium Links(TM)was developed to capture a piece of that market and combine the continually growing synergy of golf and business.

o EXPAND OUR MARKETING PROGRAMS. We believe that we must create and promote a new, memorable brand identity through multiple marketing channels. Initially, PRO limited its marketing program to traditional media, such as television and direct marketing. Management believes that we must expand our marketing programs to include other alternatives, including e-commerce and corporate direct marketing. We believe we must build an identifiable brand identity and provide education to our distributors about our marketing programs.

     Although we intend to expand our marketing programs, we will rely significantly upon our distributors to market our products and services. Utilizing distributors will allow us to defer our marketing costs, by giving up a portion of the revenue generated from distributors's sales.

DESTINATION GOLF SCHOOLS

         Retail fees for Destination Golf Schools are paid in advance and range from $275 for a 1-day school to $995 for a 4-day school. In addition to our retail programs, we offer our Premium Links(TM)pre-paid packages. Premium Links(TM) is an innovative package program that offers discounted daily rates at package pricing. Premium Links(TM)packages are sold primarily through our distributor network. Our Premium Links(TM) packages are primarily targeted at corporate purchasers. The Premium Links(TM) packages can be given to employees and/or clientele as incentives and can be redeemed at any Destination Golf School nationwide. As of April 15, 2000, we offered three Premium Links(TM)packages:

                  Par Package - 22 student days for $5,000;
                  Birdie Package - 46 student days for $10,000; and Eagle Package - 123 student days for $25,000.

         Our strategy is to operate our Destination Golf Schools at high-quality existing resorts that have golf facilities. As of April 15, 2000, we had 26 Destination Golf Schools under contract for operation during all or portions of the year. Following is a list of our sites and sites under development, along with the date the site became available to students and the season the site is open.

         Our schools have been recognized by the PGA of America, which allows us to employ, and in turn offer instruction by, PGA-accredited teachers. At our Destination Golf Schools, our instructors teach a curriculum called the "Optimum Impact System" that combines instruction in all areas of golf technique with instruction in mental aspects of the game and physical conditioning to improve play. Instructors assess the student's skill level and learning style, developing a personal golfer profile for individualized instruction. At our Destination Golf Schools, access to a golf course on site is included in each 1-, 2-, 3- or 4-day package.



                                                                       DATE
SITE NAME                        ADDRESS                               OPENED           SEASON               LEASE EXPIRES
---------                        -------                               ------           ------               -------------
The Bog                          3121 County Highway 1                 April 2000       April - October      October 2000
                                 P.O. Box 79
                                 Saukville, WI 53080

Caledonia Golf & Fish Club       369 Caledonia Drive                   March 1999       Year round           April 2000(1)
                                 Pawleys Island, SC 29585

Brooks Golf Club                 1405 Highway 71                       June 1998        Mid-May to           September 2000
                                 Lake Okoboji, IA                                       mid-September

The Cascades                     16325 Silver Oaks Drive               February         Year round           February 2001
                                 Sylmar, CA 91342                      2000

Cinnabar Hills Golf Club         23600 McKean Road                     August           Year round           August 2000
                                 San Jose, CA 95141                    1999

Fred Arbanus Golf Club           11100 View High Drive                 January          April - October      December 2001
                                 Kansas City, MO 64134                 2000

Geneva National Golf Club        Geneva National Ave. So.              November         April - October      October 2000
                                 Lake Geneva, WI   53147               1999

Hamlet Windwatch                 1715 Vanderbuilt Motors Pkwy.         April 2000       April - October      September 2004
                                 Hauppauge, NY   11788

Haymaker Golf Course             34856 U.S. Hwy. 40-E                  May 1999         April - October      October 2000
                                 Steamboat Springs, CO 80477

Indian Tree Golf Club            7555 Wadsworth Blvd.                  April 1998       April - October      October 2000
                                 Arvada, CO 80003


                                                                       DATE
SITE NAME                        ADDRESS                               OPENED           SEASON               LEASE EXPIRES
---------                        -------                               ------           ------               -------------
Lake Spanaway Golf Club          15602 Pacific Avenue                  March 2000       April - October      October 2000
                                Tacoma, WA 98444

Los Verdes                       9200 East Iliff Avenue                April 2000       April - October      October 2000
                                   Aurora, CO

The Mission Inn Golf &           10400 County Road 48                  April 1998       November -           April 2001
Tennis Resort                    Howie in the Hills, FL 54737                           April

Paradise Point Golf Club         8212 Golf Course Road                 April 2000       April - October      December 2001
                                 Smithsfield, MO 64089

Persimmon Country Club           500 Southeast Butler Road             April 2000       April - October      April 2001
                                 Gresham, OR 97080

Pole Creek Golf Club             P.O. Box 3348                         March 1999       April - October      November 2000
                                 Winter Park, CO

Prairie Landing                  2325 Longest Drive                    March 2000       April - October      October 2000
                                 West Chicago, IL 60165

Quicksilver Golf Club            2000 Quicksilver Drive                April 2000       April - October      October 2000
                                 Midway, PA 15060

Rhodes Ranch                     9020 Rhodes Ranch Pkwy                March 1998       November -           March 2000(1)<F1>
                                 Las Vegas, NV                                          April

Seven Springs Mountain           No. 1                                 April 2000       April - October      October 2000
Resort Golf Course               Champion, PA 91935

Steele Canyon Golf Club          3199 Stonefield Drive                 November         Year round           November 2000
                                 Jamul, CA  91935                      1999

Tapawingo National               13001 Gary Player Drive               February         April - October      April 2001
                                 Saint Louis, MS                       2000

Thunder Hill Golf Club           7050 Griswold Road                    April 2000       April - October      October 2000
                                 Madison, OH 44057

Waverly Woods                    2100 Harwick Way                      April 2000       April - October      October 2000
                                 Mariottsville, MD 21104

Wildfire Golf Course at          5225 East Pathfinder                  September        November -           October 2000
Desert Ridge                     Phoenix, AZ                           1997             April

The Woods Resort                 P.O. Box 5                            November         April - October      December 2001
                                 Hedgesville, WV 25427                 1999

<F1>
(1) As of April 15, 2000, management was in the process of renegotiating these contracts and we were operating on a month-to-month basis with Rhodes Ranch and Caledonia Golf & Fish Club.


     We contract with the owners of each facility to provide a golf school at the existing golf facility and pay rent for the use of a portion of the facility. Certain golf facilities prefer to outsource the golf school function rather than be responsible for the overhead of establishing, maintaining and marketing a golf school, and to date we have had success in negotiating site agreements with 26 facilities. In addition, our operation of a golf school at an existing facility provides the facility with higher visibility through our advertising efforts and additional revenue through guest nights, rounds of golf, meals, merchandise and other purchases by our golf school students. Due to this mutually-beneficial arrangement, the rent charged us for using the facilities has been relatively low, allowing us to maintain low operating costs while offering our students high-quality facilities. In addition, this arrangement permits us to offer first rate golf facilities at relatively low facilities cost and enables us to take advantage of the course's or resort's marketing efforts, visibility and facility quality without incurring the enormous capital requirements and advertising budgets needed to establish, maintain and market such facilities. Initially, we entered into leases that provided for fixed monthly rental. We have restructured all of our leases to provide for rent based on the number of students attending our golf school at the site, thereby reducing our fixed expenses. As we expand our network of distributors throughout the United States, we will increase the number of sites, basing our selection on proximity to the distributor territories and the ability to provide for rent based on usage.

ACQUISITIONS AND SITE START-UP COSTS

         Our management believes that there are many single-location golf school and multiple-site golf school operations whose owners may see certain advantages to being part of a larger organization with several locations. Management believes that we can acquire such existing golf schools using a combination of stock and as little cash as possible. Acquisitions of currently operating golf schools will significantly increase our revenue base. We are currently in various stages of discussions with approximately 22 companies that represent over 50 sites; however, as of the date of this report, there are no understandings, agreements, or arrangements for any acquisitions. If we are able to secure the necessary financing, our plan is to expand to 200 Destination Golf Schools over the next three years.

         The expenses associated with acquiring golf schools and opening new sites pertain to recruiting and training instructors and staff, rent, and advertising. These start-up costs of establishing these new facilities are incurred in advance of advertising the sites and booking students into the sites. Having established an infrastructure for our Destination Golf School operations, management believes that we can now achieve economies of scale in certain of our operations, in particular advertising, student bookings, and billing.

INTERNATIONAL OPERATIONS

         On May 6, 1997, we signed a five-year agreement with Sunkyong U.S.A., under which Sunkyong U.S.A. agreed to represent us in the Republic of Korea (South Korea) on an exclusive basis and to provide introductions to parties on a non-exclusive basis throughout the Pacific Rim relating to product sales, and Destination Golf School opportunities at sites in the Pacific Rim. Details with respect to each site and fees to be paid to Sunkyong U.S.A. are to be negotiated on a site-by- site basis. This agreement provides that Sunkyong U.S.A. has the option of purchasing up to 10,000 shares of our common stock at a price of $5.00 per share for each Destination Golf School site, up to 32 sites in total. Sites are subject to our approval. If all 32 sites are opened within the 5-year term of this agreement, we may be obligated to issue 320,000 additional shares of common stock.

         However, due to the current business and financial conditions in Asia generally and South Korea in particular, we have done no significant business to date under this agreement, and expect to do no significant business under this agreement until such time as Asian business and financial conditions improve.

MARKETING

         We market our products and services primarily through distributors who promote PRO with advertising campaigns in various media. To date, we have had a limited marketing budget. A key component of our strategy is to use available working capital to stimulate additional awareness and recognition of us and our services and products. We will rely significantly upon our distributors to market our products and services. Utilizing distributors will allow us to defer our marketing costs, by giving up a portion of the revenue generated from distributors' sales.

         Our marketing department has conducted research on the circulation, reader characteristics, and editorial content of various golf publications. Our advertising and article placement strategy is intended to provide national exposure, credibility and demand in the golf market. Our marketing strategy is intended to be broad based, combining advertising in golf publications, such as Golf Digest, with crossover advertising in other media intended to reach targeted demographic and psychographic groups. These media include, but are not limited to, high-end business and travel publications as well as electronic media, such as cable television network programming (the Golf Channel) and the Internet (management is currently negotiating an agreement with Liquidgolf.com regarding a cross- marketing/sales program). Available capital would be used for larger ads running for consecutive months to establish some degree of name recognition with our targeted audience. In addition, we hope to take advantage of the marketing efforts of the operators of our Destination Golf School sites, as well as any future strategic alliances to expose us to a wider audience at no cost to us.

         One target of our marketing efforts relating to our Destination Golf Schools is executive training programs for the corporate market. We have created incentive packages for corporations to reward performance, entertain clients or as incentives for sales projects. As of April 15, 2000, we had conducted hundreds of such programs, with an average attendance of 5 to 10 people. Our marketing staff attempts to make direct contact with the corporate market through advertising in trade journals and appearances at trade shows.

COMPETITION

         The golf instruction market is highly fragmented, with lessons available at a vast number of local golf courses, driving ranges and golf shops, as well as a large number of destination golf schools. Our Destination Golf Schools compete with all of these sources of golf instruction. Shaw Guides, an Internet travel information source that compiles golf instruction facilities, lists hundreds of different sources of golf instruction in the United States. Many of the local sites with which our schools compete have greater local name recognition and resources than us. Our Destination Golf Schools compete with several destination golf schools operated throughout the United States, including John Jacobs Golf Schools, David Leadbeateri Golf Academy, Nicklaus/Flick Game Improvement, Arnold Palmer Golf Academy and Golf Digest Schools. Many of the schools with which our Destination Golf Schools compete have greater resources, a larger number of sites, more prestigious locations or affiliations with well-known and respected golfers or golf instructors than we do. For example, John Jacobs Golf Schools has 30 schools and Golf Digest Schools offer instruction at 15 sites. While management believes that our program is unique in its emphasis on the distributor network for sales to corporations and growth through acquisitions, we cannot assure you that we will be able to compete in the marketplace.

EMPLOYEES

         As of December 31, 1999, we had 20 full-time and 3 part-time employees. None of our employees is represented by a labor union. We believe that our relationship with our employees is good.

ITEM 2.           DESCRIPTION OF PROPERTY.

         We lease approximately 7,800 square feet of space for administrative, office, and marketing functions in Denver, Colorado, through November 30, 2002. The Company believes that this property will be sufficient to meet our needs for the duration of the lease.

ITEM 3.           LEGAL PROCEEDINGS.

         Not Applicable.


Item 4.           Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of April 15, 2000, no public market exists for the Company's shares.

         As of December 31, 1999, there were 235 record holders of the Company's Common Stock, including shares held by the Company as treasury shares.

         During the last two fiscal years, no cash dividends have been declared on the Company's Common Stock.

Recent Sales of Unregistered Securities

         During  1999,  the  Company  has  issued  and  sold  the   unregistered
securities as described below.

         The Company issued 531,214 shares of Common Stock to 87 persons, all of whom were accredited investors in consideration for loans having been made to the Company. The shares were valued at $1.67 per share for a total of $887,127.

         The Company issued 95,000 shares of Common Stock to 5 persons as an inducement for the purchase of shares of Series C preferred stock.

         The Company issued 38,000 shares of Common Stock to 18 persons in consideration for entering into distributorship agreements. The shares were valued at $2.50 per share for a total of $95,000.

         The Company issued 178,040 shares of Common Stock to 12 persons for services rendered. The shares were valued at $1.67 per share for a total of $297,327.

         The sale and issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2). Appropriate legends were affixed to the stock certificates issued in the above transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. The securities were offered and sold by the Company without any underwriters, except for the assistance of Global Financial Group, Inc. All of the purchasers were deemed to be sophisticated with respect to an investment in securities of the Company by virtue of their financial condition and/or relationship to members of management of the Company. For sales made with the assistance of Global Financial Group, Inc., Global was paid a cash sales commission of 10% of the cash consideration received by the Company and warrants to purchase Common Stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         Over the past two and a half years, we have expanded from five Destination Golf Schools to 26 Destination Golf Schools in April 2000, which are under contract for full or partial year operation. We had expected to be financed in January of 1998 and the delay in financing created a cash-flow problem due to the financial commitments that had been made to each of these facilities.

         Management believes that there are many single-location golf school and multiple-site golf school operations whose owners may see certain advantages to being part of a larger organization with several locations. Management believes that we can acquire such existing golf schools using a combination of stock and as little cash as possible. Acquisitions of currently operating golf schools will significantly increase our revenue base. We are currently in various stages of discussions with approximately 22 companies that represent over 50 sites; however, as of the date of this report, there are no understandings, agreements, or arrangements for any acquisitions. If we are able to secure the necessary financing, our plan is to expand to 200 Destination Golf Schools over the next three years.

         Originally, most site contracts for our Destination Golf Schools provided for a fixed amount of monthly rent. As of April 15, 2000, all of our site contracts to provide for rent on a per student basis, reducing our fixed costs. In the future, we intend to negotiate only contracts which provide for rent on a per student basis.

         Our Destination Golf Schools have opened at varying times over the past two and a half years, and most of the Destination Golf Schools are closed during local off-seasons. As a result of changes in the number of facilities open from period to period, closing certain of the Destination Golf Schools during local off-seasons, and overall seasonality of the golf business, results of operations for any particular period may not be indicative of the results of operations for any other period.

         In order to develop our distributor network, we made a strategic decision to open several sites for our Destination Golf Schools, despite the fact that there are significant one-time and recurring expenses associated with opening each site, and despite the fact that our existing sites were not operating at capacity. As of April 15, 2000, we had 22 distributors covering 32 of 100 territories. We believe that adding additional sites makes our Premium Links(TM)packages more valuable because it enables corporate purchasers to redeem the lessons at locations nationwide.

         For each Destination Golf School, we hire a site manager and a number of certified instructors based on anticipated demand. We provide training for our site managers and certified instructors at our expense. We believe these steps are necessary to establish the infrastructure to achieve our goal of becoming the world's largest golf school.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         TOTAL REVENUe. We had total revenue of $418,813 for the year ended December 31, 1999, compared to $189,740 of total revenue for the 1998 fiscal year. The increase in total revenue was attributable primarily to the development of our Corporate Sales, selling our Premium Links(TM)corporate golf school packages, and the development of our distributor network During 1999, we had contracted to operate at 18 Destination Golf Schools, as compared to five Destination Golf Schools during 1998.

         COST OF REVENUE. Cost of revenues for the year ended December 31, 1999 was $364,409 or 87% of total revenue, compared to $353,268 or 187% of total revenue for the 1998 fiscal year. Cost of revenues consists primarily of instructor salaries and site fees (calculated on a "per head" basis). The decrease in cost of revenues was due primarily to increased revenues associated with having more schools operating during the 1999 period and the decrease in cost of the site fees. In addition, during 1998, the opening of several sites was delayed, and revenue at open sites was negatively impacted by the effects of an unusually wet winter in January, February and March 1998. See "Seasonality" below.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, expenses associated with recruiting and training Destination Golf School site managers and instructors, salaries for administrative, sales and marketing staff, and rent at our headquarters, increased from $1,879,183 for 1998 to $3,544,407 for 1999. The increase was due primarily to expenses associated with establishing our distributor network, such as increased salaries, rent, and advertising expenses. We added more personnel, took on more space, and generated sales materials and brochures. Also, shares issued as inducements for loan funds received and shares issued as inducements for the conversion of loans to stock are accounted for as a financing expense. The amount charged to financing expense was approximately $1,005,751 for the year ended December 31, 1999. During the 2000 fiscal year, management hopes to secure financing for our operations which does not require us to issue share inducements to our creditors; however, there are no assurances that we will be able to obtain such financing.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Total Revenue. We had total revenue of $119,072 for the year ended December 31, 1997, compared to $189,740 of total revenue for the year ended December 31, 1998. The increase in total revenue was attributable primarily to the increase in the number of Destination Golf School sites operating in the 1998 period. During the first ten months of 1997, we had one Destination Golf School - Keystone, Colorado - open for a total of four months. During the year ended December 31, 1998, we had five sites open during portions of that year:
Wildfire (Phoenix); Carlton Oaks (San Diego area); Rhodes Ranch (Las Vegas); Keystone; Brooks (Lake Okoboji); Huff House (Catskills).

         COST OF REVENUE. Cost of revenues for the year ended December 31, 1997 was $95,545 or 80% of total revenue, compared to $353,268 or 186% of total revenue for the year ended December 31, 1998. Cost of revenue consists primarily of instructor salaries and site fees. The increase in cost of revenue as a percentage of total revenue in 1998 was due primarily to hiring of instructors for our new sites, which operated below capacity. Opening of several sites was delayed, and revenue at open sites was negatively impacted, by the effects of an unusually wet winter in January, February and March 1998. See "Seasonality" below.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, expenses associated with recruiting and training our Destination Golf School site managers and instructors, salaries for administrative, sales and marketing staff, and rent at our headquarters, increased from $628,214 for the year ended December 31, 1997 to $2,057,805 for the year ended December 31, 1998. The increase was due primarily to expenses associated with recruiting and training instructors for the new sites, expenses associated with opening the new sites and rent at the new sites, and establishing our distributor network. We believe that our long-term cost structure will be more advantageous with site rentals based on fixed fees, and signed our new leases on this basis. However, we are currently operating below capacity at all of our sites. We determined to lower our short-term cost structure by negotiating a per-student rent for six out of our ten summer sites. This decreases our fixed costs. (Our costs could actually be higher at those sites than at sites with fixed rents if student volume is increased at the sites with "per head" student rents.)

LIQUIDITY AND CAPITAL RESOURCES

         The cash requirements of funding our operations and expansion have exceeded cash flow from operations. At December 31, 1999, our working capital deficiency was $3,206,485, based on current assets of $24,764 and current liabilities of $3,231,249. To date, we have satisfied our capital needs primarily through debt and equity financing.

         At  December  31,  1999,   short-term   notes  payable  and  bonds  was
$2,034,500. Of this amount, $1,239,500 will be paid by issuing 495,800 shares of common stock.

         We filed a registration statement for a public offering which was declared effective in February 1999. Due to material changes during the term of the offering, we did not complete that offering. Since we were in need of cash for ongoing operations, we incurred additional short-term debt and sold Series C preferred stock. We determined that it would be in our best interests not to proceed with an initial public offering, but instead to register shares to be issued to our creditors and holders of the Series C preferred stock.

         Of the $442,612 in long-term debt outstanding at December 31, 1999, $433,432 is payable to persons who are stockholders in the Company, and bears interest at a fixed rate of 8%, is unsecured and is convertible (principal and unpaid interest) into our common stock at a rate of $1.00 per share at anytime. The notes are due on January 1, 2003; however, the holders of the notes may require us to redeem the notes, in whole or in part, upon the first two anniversary dates of the notes (January 1, 2001 and January 1, 2002), by giving notice to us at least 90 days before the anniversary date. We are required to register, under the Securities Exchange Act, the shares into which the notes may be converted. The notes may be prepaid without penalty. If we default on the note(s), the holder(s) are entitled one share of our common stock for every $100 per month for each month the note(s) are in default. The remainder of our long-term debt relates to a note for an automobile which bears interest at the rate of 8.9% and is payable in 42 monthly installments. As of December 31, 1999, there were 25 remaining installments.

         Since we have already received cash proceeds from the issuance of our stock, our existing operations must be able to generate enough cash to cover existing commitments and obligations, such as lease rent for the facilities, instructors' salaries, and officers' salaries. We are obligated under a five-year employment agreement to pay William D. Leary, our president, an annual salary of $120,000.

         As described above, at December 31, 2000, we had a significant working capital deficit. Therefore, our business plan is dependent upon our ability to increase the number of our Destination Golf Schools and we will need to raise additional capital to fund our operations and to take advantage of any expansion opportunities. In that event, we cannot assure you that additional capital would be available at all, at an acceptable cost, or on a basis that would be timely to allow us to finance our operations or any expansion opportunities.

         As stated in the auditors' report on the financial statements, we incurred a net loss of $3,539,280 for the 1999 fiscal year, and at December 31, 1999, our current liabilities exceeded current assets by $3,206,485 and our total liabilities exceeded total assets by $3,571,449. These factors, among others, raise substantial doubt about our ability to continue as a going concern. See the note entitled "Continuing Losses, Deficit in Equity and Negative Working Capital" in the notes to the financial statements.

SEASONALITY

         Throughout much of the United States, the golf business is seasonal, operating primarily in the summer and additionally in the spring and fall. However, in much of the Southern United States, golf is played either year-round or all year except for the summer. This is primarily due to an outdoor playing season limited by inclement weather or excessive heat. We believe that business at our Destination Golf Schools will be seasonal with increased activity in the winter as students take winter vacations to warm weather destinations, and decreased activity in the summer. In particular, we expect decreased revenues from Destination Golf School operations in May and September each year. We anticipate the closing of our warm weather sites in May, with the staff of those sites moving to a summer site, and anticipate closing our summer sites in September, with the staff returning to their warm weather sites. In each case, we expect a one week lag between the closing of one site and the opening of the other site. For example, our site manager and certified instructors for Wildfire will generally move to Pole Creek or Haymaker for the summer and the staff from Rhodes Ranch in Las Vegas will move to Lake Okoboji, Iowa for the summer. Of our 26 current Destination Golf Schools, three facilities will close during the summer, 19 will be open only during the summer, and the remaining four will be open year-round.

         Also, our operations are subject to the effects of inclement weather from time to time even during the seasons that they are open. The timing of any new facility openings, the seasons our facilities are open, the effects of unusual weather patterns and the seasons in which students are inclined to attend golf schools are expected to cause our future results of operations to vary significantly from quarter to quarter.

         Accordingly, period-to-period comparisons will not necessarily be meaningful and should not be relied on as indicative of future results. In addition, our business and results of operations could be materially and adversely affected by future weather patterns that cause our sites to be closed, either for an unusually large number of days or on particular days on which we had booked a special event or a large number of students. Because most of the students at our Destination Golf Schools attend the school on vacation, the student may not be able to or interested in rescheduling attendance at one of our sites. As a result, student-days lost to inclement weather may truly represent a loss, rather than merely a deferral, of revenue.

IMPACT OF THE YEAR 2000

         As of the date of this report, we have not experience any material year 2000 related problems. Management has assessed our operational procedures and believes that we are prepared for any year 2000 problems which may result in the future. Accordingly, we expect that any year 2000 problems which may occur in the future will have only a minimal adverse effect on our business, operating results and financial condition, due to additional physical record keeping efforts. However, we cannot assure you that year 2000 problems will not occur. The year 2000 problem may affect other entities with which we transact business or on which students of our golf schools depend, such as airlines and hotels. While we are unable to send questionnaires to each and every airline and hotel that our students may use, we have been tracking the ability of the airline and hotel industries to book reservations for the year 2000. Published reports indicate that these reservations are being made without problems. Accordingly, while we cannot predict the effect of the year 2000 problem on these other entities or its consequent impact on us, management believes that any adverse effect on us will not be material. Thus far, there has been no material impact on our business.

ITEM 7. FINANCIAL STATEMENTS.

         Please refer to the pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company, their positions and ages are as follows:



          NAME                        AGE               POSITIONS
          ----                        ---               ---------

          William D. Leary            40                President, Treasurer and Director
          Robert B. Lange             72                Director
          John C. Weiner              70                Director

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

     JOHN C. WEINER. Mr. Weiner has been a director of the Company since 1995. Since 1982, Mr. Weiner has been Chairman of the Board of JCW Investments, Inc. and JCW Ventures. From 1971 to 1982, Mr. Weiner was founder and President of Trident Investment Management, Inc., a public and private pension and other investment account management service. Mr. Weiner sold Trident Investment Management to Pacific Inland Bancorp in 1982. From 1956 to 1969, Mr.Weiner was employed by Moody’s Investors Service, serving as President and Chief Executive Officer from 1966 until 1969. Mr. Weiner studied engineering at Westminster College and Yale University from 1945 to 1946; received a B.A. in pre-med and finance from Ripon College in 1948; received a B.S. in finance and economics from the University of Chicago in 1950; and studied finance at Northwestern University from 1950 to 1952.

KEY EMPLOYEES AND CONSULTANTS

         In addition to the foregoing directors and officers, the following individuals are key employees of or consultants to the company:

     CHARLES "VIC" KLINE. Mr. Kline is a former director of the PGA. He is also a five-time Colorado PGA section president and five-time player of the year. Mr. Kline is a past Colorado Open and Rocky Mountain Open champion. Mr. Kline has agreed to join our board of directors when our stock is listed on an exchange or is traded in the over-the-counter market.

         NEAL LAURIDSEN. As one of the founding principals and former Vice President and head of marketing for the Nike Corporation, Mr. Lauridsen has agreed to join our board of directors when our stock is listed on an exchange or is traded in the over-the-counter market, bringing 25 years of successful, worldwide marketing, corporate development, and expansion expertise.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         No directors, officers, or beneficial owners of more than ten percent of securities of the Company reported to the Company any transactions involving the securities during the fiscal year ended December 31, 1999. Accordingly, there is no disclosure of any such transactions contained in this report.

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


                                                                                    LONG TERM COMPENSATION

                                                                       ------------------------------------------------
                                       ANNUAL COMPENSATION                          AWARDS                 PAYOUTS
                         ----------------------------------------------------------------------------------------------
                                                                                             SECURITIES
                                                             OTHER        RESTRICTED      UNDERLYING
NAME AND                                                     ANNUAL          STOCK            OP-                         ALL OTHER
PRINCIPAL                                                   COMPEN-        AWARD(S)      TIONS/SARS          LTIP          COMPEN-
POSITION       YEAR         SALARY($)       BONUS($)       SATION($)         ($)              ($)         PAYOUTS ($)    SATION ($)
-----------------------------------------------------------------------------------------------------------------------------------

William D.     1999         43,365(1)<F1>      -0-            -0-             -0-             -0-            -0-             -0-
Leary,         1998           60,000           -0-            -0-             -0-             -0-            -0-             -0-
President      1997            -0-             -0-            -0-             -0-             -0-            -0-             -0-




<F1>

(1) The Company and William D. Leary, an officer and director of the Company, entered into an Employment Agreement dated July 1, 1998 (the "Employment Agreement"). The Employment Agreement is for a five-year term and provides for salary to Mr. Leary in the amount of $120,000 annually. As of December 31, 1999, there was an accrued wages expense of $76,635.


     The Company does not have any employment contracts with any of its officers or directors, except for Mr. Leary. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company. Mr. Leary, the Company's chief executive officer, was not granted any stock options during the fiscal years ended December 31, 1999, 1998 or 1997. He had no stock options at December 31, 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding ownership by each officer and director, and all officers and directors as a group, as well as all persons who own greater than 5% of our outstanding shares, as of April 20, 2000, and as adjusted to reflect the issuance of the shares proposed to be issued to these persons:


                                                           NUMBER OF SHARES              PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER (1)<F1>                           BENEFICIALLY OWNED           BENEFICIALLY OWNED (2)<F2>

William D. Leary (3)<F3>......................                2,614,891                              39.5%
Leah Leary (4)<F4>............................                1,268,056                              19.4%
J Paul Consulting (5)<F5>.....................                  600,000                               9.2%
William Childs (6)<F6>........................                  560,000                               8.6%
Robert B. Lange ..............................                  194,000                               3.0%
John C. Weiner (7)<F7>........................                  117,500                               1.8%

All executive officers and directors as a
group (3 persons) (3)<F3>(4)<F4>(7)<F7>.......                2,926,391                              43.9%

---------------

<F1>
(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. The address of each of the persons in this table is as follows: c/o PROform golf, inc., 5335 West 48th Avenue, Denver, Colorado 80212.
<F2>
(2) Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from April 20, 2000, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Based on 6,544,185 shares of common stock outstanding as of April 20, 2000.



<F3>
(3) Includes 17,856 shares owned by Sean Leary and Keenan Leary, minor children of William D. Leary and Leah Leary. Includes 1,250,200 shares owned by Leah Leary, the wife of William D. Leary. William D. Leary has voting control over the shares owned by Leah Leary pursuant to a Voting Trust Agreement. Includes 76,635 shares issuable upon conversion of a note to Mr. Leary for unpaid services.
<F4>
(4) Includes 17,856 shares owned by Sean Leary and Keenan Leary. Excludes 1,346,835 shares owned by William D. Leary and 76,635 shares issuable to Mr. Leary upon conversion of a note to Mr. Leary for unpaid services. William D. Leary has voting control over shares owned by Leah Leary pursuant to a Voting Trust Agreement.
<F5>
(5) The address of J Paul Consulting is 6041 South Syracuse Way, Suite 307, Englewood, CO 80111.
<F6>
(6)  Includes 70,000 shares issuable upon conversion of a convertible debenture.
<F7>
(7) Before the issuance, Mr. Weiner owns 67,500 shares of common stock. He will be issued 50,000 shares of common stock for debt conversion.

CHANGES OF CONTROL

         The Company is not aware of any events which could result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         WEINER SUBSCRIPTION AGREEMENT. On July 15, 1998, we entered into a binding subscription agreement with Proformance Research Organization/Weiner, Inc. and/or Vanguard 21st Century Weiner Inc., referred to as "PROW." John C. Weiner is president and the sole shareholder of PROW and is one of our directors. Under this subscription agreement, PROW had agreed, on or before the final day of the offering commenced in February 1999, to subscribe for and purchase at $5.00 per share all shares not otherwise subject to subscriptions accepted by us. The offering did not close. PROW has loaned us $125,000, which was converted into 50,000 shares of common stock.

         LEARY EMPLOYMENT AGREEMENT. We entered into an employment agreement with William D. Leary, one of our officers and directors, dated July 1, 1998. The employment agreement is for a five-year term and provides for salary to Mr. Leary in the amount of $120,000 annually. Under the employment agreement, Mr. Leary is prohibited from competing against us for a period of one year from the date of termination of Mr. Leary's employment. A state court may determine not to enforce or only partially enforce this non-compete provision. As of December 31, 1999, we had accrued $76,635 for unpaid salary owed to Mr. Leary. See "Item
6. Management's Discussion and Analysis or Plan of Operation."

         We believe that the terms of the above-described transactions were no less favorable to us than would have been obtained from a nonaffiliated third party for similar consideration. However, we lacked sufficient disinterested independent directors to ratify all of the transactions at the time the transactions were initiated. All ongoing and future transactions between us and our officers, directors or 5% shareholders will be made or entered into on terms that are no less favorable to us than those that can be obtained from unaffiliated third parties, and all such transactions (including forgiveness of any loans) will be approved by a majority of the independent members of our board of directors who do not have an interest in the transactions and who have access, at our expense, to our independent legal counsel. We have agreed with certain state regulatory authorities that so long as our securities are registered in such states, or one year from the date of the prospectus, whichever is longer, we will not make loans to its officers, directors, employees, or principal shareholders, except for loans made in the ordinary course of business, such as travel advances, expense account advances, relocation advances, or reasonable salary advances.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

    REGULATION                                                                                           CONSECUTIVE
    S-B NUMBER                                          EXHIBIT                                          PAGE NUMBER
       3.1           Amended and Restated Certificate of Incorporation (1)<F1>                               N/A

       3.2           Bylaws (1)<F1>                                                                          N/A

       4.1           Reference is made to Exhibits 3.1 and 3.2 (1)<F1>                                       N/A

       10.1          Distribution Agreement between the Company and Dave Bisbee, dated                       N/A
                     August 22, 1996 (1) <F1>

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

       10.7          Consulting Services Agreement between Sunkyong U.S.A., Inc. and the                     N/A
                        Company dated May 6, 1997 (1)<F1>

       10.8          Distribution Agreement between Renaissance Golf Products Inc. and the                   N/A
                       Company dated July 21, 1998 (1)<F1>

       10.9          Amendment to Common Stock Purchase Agreement with Proformance                           N/A
                     Research Organization/Weiner, Inc. dated November 2, 1998 (1)<F1>

      10.10          Form of Stock Escrow Agreement (1)<F1>                                                  N/A

        27           Financial Data Schedule                                                                ____

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

                                         PROFORMANCE RESEARCH ORGANIZATION, INC.



Dated: April 27, 2000               By:/S/WILLIAM D. LEARY
                                       ----------------------------------------
                                       William D. Leary, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                DATE

                             President, Treasurer and Director
                             (Principal Executive, Financial and
/S/WILLIAM D. LEARY          Accounting Officer)                  APRIL 27, 2000
----------------------------                                      --------------
William D. Leary

/S/ROBERT B. LANGE           Director                             APRIL 27, 2000
----------------------------                                      --------------
Robert B. Lange

/S/JOHN C. WEINER            Director                             APRIL 27, 2000
----------------------------                                      --------------
John C. Weiner

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Proformance Research Organization, Inc.

We have audited the accompanying balance sheet of Proformance Research Organization, Inc. (fka World Associates Inc.) as of December 31, 1999, and the related statements of operations, stockholders' deficiency, and cash flows for each of the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Proformance Research Organization, Inc. (fka World Associates Inc.) as of December 31, 1999, and the results of its operations, and its cash flows for each of the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As shown in the financial statements, the company incurred a net loss of $3,539,280 for 1999 and has incurred substantial net losses for each of the past five years. At December 31, 1999, current liabilities exceed current assets by $3,206,485 and total liabilities exceed total assets by $3,571,449. These factors, and the others discussed in
Note 13, raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.




/S/STARK TINTER & ASSOCIATES, LLC
Stark Tinter & Associates, LLC

Denver, Colorado
March 31, 2000

                     Proformance Research Organization, Inc.
                          (fka World Associates Inc.)
                                 Balance Sheet
                               December 31, 1999

                                     ASSETS

Current assets
 Due from employees                                                 $    2,264
 Note receivable                                                         6,000
 Prepaid expenses                                                       16,500
                                                                    ----------
 Total current assets                                                   24,764

Property and equipment - net of accumulated depreciation                66,285
Other assets                                                            11,363
                                                                    ----------
                                                                    $  102,412
                                                                    ==========
                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current liabilities
 Bank overdraft                                                     $    2,808
 Accounts payable and accrued expenses                                 571,126
 Accrued interest                                                      177,285
 Current portion of long term debt                                       7,733
 Related party payable                                                  25,839
 Notes and bonds payable                                                85,000
 Notes and bonds payable, related party                              1,949,500
 Deferred revenue and deposits payable                                 411,958
                                                                    ----------
   Total current liabilities                                         3,231,249
                                                                    ----------

Long term debt
 Notes and bonds payable                                                 9,180
 Notes payable, related party                                           76,635
 Bonds payable, related party                                          356,797
                                                                    ----------
                                                                       442,612
                                                                    ----------


Stockholders' (deficiency)
 Preferred stock, Series C, convertible, cumulative,
  no stated value, 2,000,000 shares authorized,
  190,000 shares issued and outstanding-                               475,000
 Common stock, no par value, 10,000,000 shares authorized,
  4,999,114 shares issued and outstanding                            2,996,731
 Accumulated deficit                                                (7,043,180)
                                                                    -----------
   Total stockholders' (deficiency)                                 (3,571,449)
                                                                    -----------
                                                                    $  102,412
                                                                    ===========

                 See accompanying notes to financial statements

                    Proformance Research Organization, Inc.
                          (fka World Associates Inc.)
                            Statements of Operations
                 For the years ended December 31, 1999 and 1998

                                                1999              1998
                                            ------------      ------------

Revenue                                     $   418,813       $   189,740
Cost of revenues                                364,409           353,268
                                            ------------      ------------
Gross  profit (loss)                             54,404          (163,528)
                                            ------------      ------------
Operating expenses
 Sales, general and administrative            3,544,407         1,879,183
 Depreciation                                    14,858             8,810
                                            ------------      ------------
  Total operating expenses                    3,559,265         1,887,993
                                            ------------      ------------
Operating (loss)                             (3,504,861)       (2,051,521)

Interest expense                                114,742            78,694
                                            ------------      ------------
(Loss) from continuing operations            (3,619,603)       (2,130,215)

Provision for income taxes (benefit)            (16,065)             -
                                            ------------      ------------

Discontinued operations
 (Loss) from operations of Team Family
  segment                                          -               (3,063)
                                            ------------      ------------
Extraordinary Items
 Gain on early extinguishment of debt,
  net of income taxes of $16,065                 64,258              -
                                            ------------      ------------
Net (Loss)                                  $(3,539,280)      $(2,133,278)
                                            ============      ============

Per share information-basic and fully diluted
 Weighted average shares outstanding          4,351,131           939,287
                                            ============      ============
 (Loss) per common share
 (Loss) from continuing operations          $     (0.83)      $     (2.27)
 (Loss) from discontinued operations                -                 -
 (Gain) from extraordinary items                   0.02               -
                                            ------------      ------------
Net (loss) per common share                 $     (0.81)      $     (2.27)
                                            ============      ============





                 See accompanying notes to financial statements



                                               Proformance Research Organization, Inc.
                                                    (fka World Associates Inc.)
                                              Statement of Stockholders' (Deficiency)
                                           For the years ended December 31, 1998 and 1999


                                                 Preferred Stock        Preferred Stock    Preferred Stock
                              Common Stock          Series A               Series B            Series C
                         -------------------- ---------------------- -------------------- ----------------  Accumulated
                           Shares    Amount    Shares      Amount     Shares     Amount    Shares  Amount     Deficit      Total
                         --------- ---------- --------- ------------ --------- ---------- ------- -------- ------------ ------------

Balance at January 1,
 1998                      897,534    $82,095  116,900  $   584,500   185,200  $ 212,800     -    $   -    $(1,370,622) $(  491,227)

Issuance of stock
 for cash at $5.00
  per share                                     96,300      481,500                                                         481,500

Stock issued in
 consideration for
 loans received at
 $4.00 per share            12,500     50,000                                                                                50,000

Conversion of shares
 upon the Company's
 merge into its
 wholly owned
 subsidiary              1,638,061             533,000                463,000                                                  -

Issuance of stock
 for cash at $1.43
 per share                                      41,650       59,500                                                          59,500

Debt converted to
 stock at $1.43 per
 share                                          70,000      100,000                                                         100,000

Stock issued in
 consideration for
 loans received at
 $1.43 per share           100,213    143,304                                                                               143,304

Stock issued in
 consideration for
 services rendered
 at $1.43 per share          2,502      3,578                                                                                 3,578

Net (loss) for 1998                                                                                         (2,133,278)  (2,133,278)
                         --------- ---------- --------- ------------ --------- ---------- ------- -------- ------------ ------------

Balance at
 December 31, 1998       2,650,810    278,977  857,850    1,225,500   648,200    212,800    -         -     (3,503,900)  (1,786,623)

Issuance of stock
 for cash at $2.50
 per share                                                                                190,000  475,000                  475,000

Conversion of Series
 A to common shares        857,850  1,225,500 (857,850)  (1,225,500)                                                           -

Conversion of Series
 B to common shares        648,200    212,800                        (648,200)  (212,800)                                      -

Stock issued in
 consideration for
 loans received at
 $1.67 per share           531,214    887,127                                                                               887,127

Stock issued in
 consideration for
 Series C stock
 purchased                  95,000        -                                                                                    -

Stock issued in
 consideration for
 distributorship
 agreements at $2.50
 per share                  38,000     95,000                                                                                95,000

Stock issued in
 consideration for
 services rendered at
 $1.67 per share           178,040    297,327                                                                               297,327

Net (loss) for 1999                                                                                         (3,539,280)  (3,539,280)
                         --------- ---------- --------- ------------ --------- ---------- ------- -------- ------------ ------------
Balance at
 December 31, 1999       4,999,114 $2,996,731     -     $      -         -     $    -     190,000 $475,000 $(7,043,180) $(3,571,449)
                         ========= ========== ========= ========= ============ ========== ======= ======== ============ ============



                                           See Accompanying Notes to Financial Statements


                                                                F-4


                    Proformance Research Organization, Inc.
                          (fka World Associates Inc.)
                            Statements of Cash Flows
                 For the years ended December 31, 1999 and 1998

                                                       1999             1998
                                                   ------------     ------------
Cash flows from operating activities:
Net (loss)                                         $(3,539,280)     $(2,133,278)
Adjustments to reconcile net (loss)
 to net cash (used in) operating
 activities:
  Depreciation and amortization                         14,858            8,810
  Common stock issued for inducements                     -              96,653
  Write off of deferred financing costs                 96,653             -
Changes in assets and liabilities:
 (Increase) decrease in due from employees               3,945           (6,209)
 (Increase) decrease in note receivable                 12,000          (18,000)
 (Increase) decrease in deferred offering
  costs                                                 34,626          (34,626)
 Decrease in prepaid expenses                          (16,500)            -
 (Increase) decrease in other assets                    (6,700)             504
 Increase in accounts payable and accrued
  expenses                                             641,971          340,761
 Increase in accrued interest                           50,433             -
 Increase in related party payable                       7,315           18,524
 Increase in deferred revenue and deposits
  payable                                              166,517          234,330
 (Decrease) in liabilities of discontinued
  operations                                           (41,102)         (14,038)
                                                   ------------     ------------
Total adjustments                                      964,016          626,709
                                                   ------------     ------------
Net cash (used in) operating activities             (2,575,264)      (1,506,569)
                                                   ------------     ------------

Cash flows from investing activities:
 Purchase of property and equipment                    (12,661)         (59,411)
                                                   ------------     ------------
  Net cash (used in) investing activities              (12,661)         (59,411)
                                                   ------------     ------------

Cash flows from financing activities:
 Increase in bank overdraft                              2,808             -
 Proceeds from notes and bonds payable                 697,127          299,166
 Proceeds from notes and bonds payable,
  related party                                      1,782,797        1,035,500
 Payment on notes and bonds payable, related
  party                                               (365,000)        (407,000)
 Net proceeds from issuance of preferred
  stock series A                                          -             641,000
 Net proceeds from issuance of preferred
  stock series C                                       475,000             -
 Payments on note and bonds payable                     (9,577)          (2,677)
                                                   ------------     ------------
   Net cash provided by financing activities         2,583,155        1,565,989
                                                   ------------     ------------

Net increase (decrease) in cash                         (4,770)               9

Beginning - cash                                         4,770            4,761
                                                   ------------     ------------

Ending - cash                                      $      -         $     4,770
                                                   ============     ============

Supplemental cash flow information:

Non-cash transactions:
Common stock issued in consideration for
 loans                                             $   887,127      $   193,305
Common stock issued in consideration for
 distributorship agreements                        $    95,000      $      -
Common stock issued in consideration for
 services rendered                                 $   297,327      $     3,578

Cash paid for:
 Interest                                          $     4,548      $     1,043
 Income taxes                                      $      -         $      -


                 See Accompanying notes to financial statements

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     The Company was incorporated in 1993 in Colorado under the name of World Associates, Inc. On July 31, 1998, the Company merged into Proformance Research Organization, Inc. ("PRO"), a Delaware corporation, with PRO surviving (see Note
3).

     The Company conducts destination golf schools by contracting with existing facilities to provide instruction. The Company also earns annual license fees from distributors in exchange for certain non-exclusive rights.

Revenue recognition

     Revenues are recognized in the period when the student attends the golf school. Revenues collected in advance of attendance are deferred. Revenue from license fees collected pursuant to distributor agreements is deferred until the Company fulfills all requirements of the agreement.

Depreciation

     The cost of equipment is depreciated over the estimated useful lives (5 years) of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes.

Use of estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions the affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Net loss per share

     The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Cash and Cash Equivalents

     For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements

Stock-Based Compensation

     The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Comprehensive Income

     There were no items of comprehensive income for the years ended December 31, 1999 and 1998, and thus net loss is equal to comprehensive loss for those years.

Advertising Costs

     Advertising is expensed as incurred. Advertising costs expensed during years ended December 31, 1999 and 1998 were $130,009 and $129,644, respectively.

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

Impairment Of Long-Lived Assets

     The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 1999, management does not believe there is any impairment of the carrying amounts of assets.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements


Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1999. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values.

These financial instruments include cash, notes receivable, amounts due from and payable to related parties, accounts payable, accrued expenses and notes and bonds payable. Fair values of the short-term financial instruments were assumed to approximate carrying values for these financial instruments because they are short term in nature and are due or payable on demand. The fair value of the Company's long-term notes and bonds payable approximate its carrying value based on the current rates offered to the Company for debt of the same remaining maturities.

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

NOTE 2. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation at December 31, 1999:

           Furniture and fixtures                               $32,201
           Leasehold improvements                                 8,252
           Equipment                                             29,403
           Vehicle                                               32,313
                                                                -------
                                                                102,169
           Less: Accumulated depreciation                        35,884
                                                                -------
                    Total                                       $66,285
                                                                =======

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements


For the years ended December 31, 1999 and 1998, depreciation expense charged to operations was $14,858 and $8,810, respectively.

NOTE 3. MERGER

On July 31, 1998, the Company merged into PRO, its subsidiary, with PRO surviving. On that date, each issued and outstanding share of the Subsidiary's Series A Convertible Preferred Stock was converted into 3.5 shares of Series A stock of PRO. Also, each issued and outstanding share of the Subsidiary's Series B Convertible Preferred Stock was converted into 3.5 shares of Series B of PRO. Each share of the Subsidiary's issued and outstanding Common Stock was converted into 2.8 shares common stock of PRO. The currently issued and outstanding shares of PRO held by the Subsidiary were cancelled on the effective date of the merger.

NOTE 4. LEASE OBLIGATION

The Company leases office space under an operating lease arrangement for $6,500 per month. The lease expires on October 31, 2003.

Minimum future lease payments on the office lease are as follows:

                    YEAR              AMOUNT
                    ------           --------
                    2000             $ 78,000
                    2001               78,000
                    2002               78,000
                    2003               65,000
                                     --------
                    Totals           $299,000
                                     ========


For the years ended December 31, 1999 and 1998, the amounts charged to operations for rent expense were $67,815 and $54,086, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company entered into an employment agreement for the position of President and Chief Executive Officer on July 1, 1998. The agreement has a five-year term which expires on June 30, 2003. The base compensation is a minimum of $120,000 per year. In addition to the base compensation incentive compensation will be determined by the Compensation Committee of the Board of Directors and begins on January 1, 1999. During the term of employment and in the event of termination of employment the employee cannot directly or indirectly own or manage a similar business within a four hundred-mile radius. As of December 31, 1999 $76,635 of salaries are due to this officer.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements

NOTE 6. NOTES AND BONDS PAYABLE

    The following are summaries of notes and bonds payable at December 31, 1999:

        SHORT-TERM:

        8% promissory notes payable, principal and
        interest due July 4, 1999 and July 15, 1999,
        (in default) warrant inducements (see Note 8),
        unsecured                                                  $ 60,000

        10%  promissory  note payable,  principal and
        interest due July 4, 1999 (in default), unsecured            10,000

        12% convertible bonds payable, interest
        payable semi-annually,  convertible at any time
        into Series A Convertible  Preferred  Stock at
        rate of $5 per share, annually  redeemable on
        the anniversary  date of issuance at the holders
        option, (in default) unsecured                                5,000

        12%  convertible  bonds,   interest  payable  semi-
        annually  (in default), convertible at any time
        into Series A Convertible Preferred Stock at
        rate of $5 per share, annually redeemable on
        the  anniversary  date of  issuance  at the holders
        option, unsecured                                            10,000
                                                                   --------
                                                                   $ 85,000
                                                                   ========

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements

        SHORT-TERM, RELATED PARTY:

        12%  convertible  bonds  payable  to
        stockholders, interest payable semi-annually,
        convertible at any time into Series A
        Convertible Preferred Stock at rate of $5 per
        share, annually redeemable on the anniversary
        date of issuance at the holders option, (in
        default) unsecured                                        $  25,000

        8% promissory notes payable to stockholders,
        principal and interest due within five business
        days of first available  proceeds from the
        Company's public offering, common stock and
        warrant inducements (see Notes 7 and 8),
        unsecured                                                   535,000

        8% convertible  notes payable to stockholders,
        convertible  within in five days of the
        Company's  public offering, into Common Stock
        at rate of $2.50 per share, common stock and
        warrant inducements (see Notes 7 and 8),
        unsecured                                                 1,239,500

        10% promissory  notes payable to
        stockholders, principal and interest due within
        five business days of first available  proceeds
        from the Company's public offering, stock
        inducements (see Note 7), unsecured                          25,000

        12% convertible bonds  payable  to
        stockholders, interest payable semi-annually
        (in default), convertible at any time into Series
        A Convertible Preferred Stock at rate of $5 per
        share, annually redeemable on the anniversary
        date of issuance at the holders option,
        unsecured                                                   125,000
                                                                 ----------
                                                                 $1,949,500
                                                                 ==========

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements

        LONG-TERM:

        8.90% note payable, principal and interest
        of $744 due in 42 monthly installments beginning
        August  1998, collateralized  by vehicle                    $16,913
                                                                    -------
        Less current portion                                          7,733
                                                                    -------
                                                                    $ 9,180
                                                                    =======

        LONG-TERM, RELATED PARTY:

        8% convertible notes payable to stockholders
        due January 1, 2003, convertible at any time
        subsequent to the Company's public offering,
        into Common Stock at rate of $1.00 per share,
        (see Note 7), unsecured                                     $76,635
                                                                    =======
        LONG-TERM, RELATED PARTY:

        8% convertible bonds payable to stockholders
        due January 3, 2003, convertible at any time
        subsequent to the Company's public offering,
        into Common Stock at rate of $1.00 per share,
        common  stock and  warrant  inducements
        (see Notes 7 and 8), unsecured                             $356,797
                                                                   ========

NOTE 7. STOCKHOLDERS' EQUITY

Classes of preferred stock

The Company's Series A and Series B have no voting rights and pay cumulative dividends at the rate of 0.000492% per share of the Company's pre-tax profits until such time as the holder shall have received $5 per share. Thereafter, the dividend rate is 0.00005% per share of the Company's pre-tax profits. The dividend on the Series B stock shall be junior in preference to the dividend payable on the Series A stock and no dividends shall be paid on the Series B stock until the dividend payable on the Series A stock shall have been declared and paid or a sum sufficient for payment thereof set apart. There have been no dividends accrued for 1999 or 1998.

Series A stock and Series B stock is convertible into one share of common stock at any time at the option of the holder after the date of issuance. Series A stock was automatically converted into one share of common stock in February 1999, when the Company's offering document became effective.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements

In September 1999 the Company authorized the issuance of 2,000,000 shares of Series C Preferred Stock to be issued at the discretion of the Board of Directors for $2.50 per share. The Series C Preferred Stock has no dividends. The Series C Preferred Stock is convertible into common stock at the rate of one share of preferred stock for one share of common stock. The Series C Convertible Preferred Stock automatically converts to common stock pursuant to a successfully filed registration statement. The conversion rate will be subject to adjustments in certain events, including stock splits and dividends.

Common and preferred stock issuances

During 1998, the Company issued 96,300 shares of Series A at $5.00 per share for cash of $481,500.

During 1998, the Company issued 12,500 shares of Common Stock at $4.00 per share as inducements for loan funds received. The value of the inducements of $50,000 has been charged to operations.

Upon the merger taking place on July 31, 1998 (see Note 3), the Company issued 1,638,061 shares of Common Stock, 533,000 shares of Series A and 463,000 shares of Series B.

During 1998, the Company issued 41,650 shares of Series A at $1.43 per share for cash of $59,500.

During 1998, the Company  converted  $100,000 in debt to 70,000 shares of Series
A.

During 1998 the Company issued 100,213 shares of Common Stock at $1.43 per share as inducements for loan funds received. The value of the inducements of $143,304 has been charged to operations.

During 1998, the Company issued 2,502 shares of Common Stock at $1.43 per share for consulting services rendered. The value of the services of $3,578 has been charged to operations.

During 1999, the Company issued 190,000 shares of Series C at $2.50 per share for cash of $475,000.

During 1999, the Company converted 857,850 shares of Series A to 857,850 shares of Common Stock.

During 1999, the Company converted 648,200 shares of Series B to 648,200 shares of Common Stock.

During 1999 the Company issued 531,214 shares of Common Stock at $1.67 per share as inducements for loan funds received. The value of the inducements of $887,127 has been charged to operations.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements


During 1999 the Company issued 95,000 shares of Common Stock as an inducement for purchase of Series C preferred stock. The value of the inducements of $158,650 has been charged to stockholders' (deficiency).

During 1999 the Company issued 38,000 shares of Common Stock at $2.50 per share as inducements for distributor funds received. The value of the inducements of $95,000 has been charged to operations.

During 1999, the Company issued 178,040 shares of Common Stock at $1.67 per share for consulting services rendered. The value of the services of $297,327 has been charged to operations.

NOTE 8. STOCK WARRANTS

During the year ended December 31, 1999, the Company issued 587,300 common stock warrants as loan inducements to non-employees, exercisable at $6.00 per share. The maximum term of the warrant is five years. There was no expense related to these issuances.

Common stock warrant activity is as follows:

                                                                    WEIGHTED
                                                                     AVERAGE
                                             NUMBER OF              EXERCISE
                                              SHARES                 PRICE
                                             ---------              --------
Outstanding at January 1, 1999               123,000                 $6.00
         Granted                             587,300                 $6.00
         Exercised                              -                     -
         Forfeited                              -                     -
                                             -------                 -----
Outstanding at December 31, 1999             710,300                 $6.00
                                             =======                 =====
Options exercisable at December 31, 1999     710,300
                                             =======
Weighted average fair value of options
 granted during year                         $ -
                                             ===

The status of all options outstanding at December 31, 1999 is 710,300 options with an exercise price of $6.00, a weighted average remaining contractual life of 4 years for options granted in 1998 and 5 years for options granted in 1999 and a weighted average exercise price of $6.00. All of these options are exercisable at December 31, 1999 at a weighted average exercise price of $6.00.

                     Proformance Research Organization, Inc.
                           (fka World Associates Inc.)
                          Notes to Financial Statements

NOTE 9. DISCONTINUED OPERATIONS

On December 31, 1996, the company adopted a formal plan to dispose of the Team Family segment of the business, a system of parenting and family development on videotape and in a booklet. As of December 31, 1998 the disposal has been completed. The Company recorded a loss from the operation of this segment of $3,063 in 1998. No gain or loss on the disposition has been recognized.

NOTE 10. EXTRAORDINARY ITEM-GAIN ON EXTINGUISHMENT OF DEBT

In 1999 the Company negotiated with several creditors which resulted in a settlement of debt. The $64,258 gain, net of income taxes of $16,065 was recorded as an extraordinary item.

NOTE 11. DESTINATION GOLF SCHOOL AGREEMENTS

The Company has agreements with golf courses located in Arizona, California, Colorado, Florida, Iowa, Nevada and Wisconsin. In exchange for $65,000 in annual license fees and other miscellaneous fees varying from course to course, the Company received supplies, storage and access to golf facilities. The Company's golf school revenues are generated from schools taught at these locations and these costs are included in cost of revenues on the income statement.

NOTE 12. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Income tax provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% as a result of the following:

                                           YEAR ENDED            YEAR ENDED
                                         DEC. 31, 1999         DEC. 31, 1998
                                         -------------         -------------
Computed "expected" tax (benefit)        ($1,203,355)           ($725,315)
Valuation allowance                        1,203,355              725,315
                                         ------------           ----------
                                          $     -                $   -
                                         ============           ==========

The net change in valuation allowance for the year ended December 31, 1999 was $707,856.

     The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                     TEMPORARY           TAX
                                     DIFFERENCE         EFFECT
                                     ----------         ------
Net operating loss carryforward:    $7,043,180        $1,408,636
                                    ==========        ==========


The net operating loss carry forward will expire in the years through 2019.

NOTE 13. GOING CONCERN CONSIDERATION

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1999, current liabilities exceeded current assets by $3,206,485 and total liabilities exceed total assets by $3,571,449.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations as a going concern is dependent upon its success in (1) obtaining additional capital; (2) paying its obligations timely; and (3) ultimately achieving profitable operations. Management's plans include raising additional equity capital and the restructuring or deferral of debt. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

                                   Exhibit 27

                            Financial Data Schedule