Form 10QSB
period 2000-03-31
PROFORMANCE RESEARCH ORGANIZATION INC
filed 2000-05-15
CIK 1012176

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

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

            5,685,115 SHARES OF COMMON STOCK, $.0001 PAR VALUE, AS OF
                                 MARCH 31, 2000

       Transitional Small Business Disclosure Format (check one); Yes No X

Exhibit index on page 12                                     Page 1 of 15 pages

                    Proformance Research Organization, Inc.
                                  Balance Sheet

                                 March 31, 2000

                                   (Unaudited)

                                     ASSETS



Current assets

   Cash                                                                 $    27,376
   Note Receivable                                                            6,000
   Due from employees                                                         6,345
   Prepaid Expenses                                                          16,500
                                                                        ------------
       Total current assets                                                  56,221
                                                                        ------------
Property and equipment - net of accumulated depreciation                     87,889
Other assets                                                                 14,363
                                                                        ------------
                                                                        $   158,473

                                                                        ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

   Accounts payable                                                     $   226,503
   Accrued expenses                                                         253,654
   Current portion of long term debt                                          8,933
   Related party payable                                                     25,839
   Notes and bonds payable                                                   85,000
   Notes and bonds payable, related party                                 1,783,844
   Deferred revenue and deposits payable                                    330,009
                                                                        ------------
       Total current liabilities                                          2,713,782
                                                                        ------------
Long term debt

   Convertible notes payable, related party                                 356,797
   Notes and bonds payable                                                    7,979
   Bonds payable, related party                                              76,635
                                                                        ------------
      Total Long term debt                                                  441,411
                                                                        ------------

Commitments and contingencies

Stockholders' deficiency
   Preferred stock, Series A, convertible, cumulative, no stated value,
     1,000,000 shares authorized, no shares issued and outstanding             -
   Preferred stock, Series B, convertible, cumulative, no stated value,
     1,000,000 shares authorized, no shares  issued and outstanding            -
   Preferred stock, Series C, convertible, cumulative, no stated value,
     2,000,000 shares authorized, 202,000  issued and outstanding           505,000
   Common stock, $0.0001 par value, 20,000,000 shares authorized,
     5,685,115 shares, issued and outstanding                                   569
   Additional Paid-In Capital                                             3,736,202
   Accumulated deficit                                                   (7,238,491)
                                                                        ------------
       Total stockholders' deficiency                                    (2,996,720)
                                                                        ------------
                                                                        $   158,473
                                                                        ============

                See accompanying notes to financial statements.

                    Proformance Research Organization, Inc.
                            Statements of Operations
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                    2000            1999
                                                                ------------    ------------

Revenues                                                        $   536,696     $   246,915
Cost of revenues                                                    109,281          60,108
                                                                ------------    ------------
Gross (loss) profit                                                 427,415         186,807
                                                                ------------    ------------
Operating expenses
  Sales, general and administrative                                 573,204         582,826
  Depreciation                                                        3,705           4,205
                                                                ------------    ------------
    Total operating expenses                                        576,909         587,031
                                                                ------------    ------------

Operating (loss)                                                   (149,494)       (400,224)

Interest expense                                                     45,817          31,046
                                                                ------------    ------------
(Loss) from continuing operations                                  (195,311)       (431,270)

Discontinued operations
  (Loss) from operations of Team Family segment, estimated
       to be disposed of on or before December 31, 1999                -             (1,700)
                                                                ------------    ------------
Net (Loss)                                                      $  (195,311)    $  (432,970)
                                                                ============    ============
Per share information - basic
   Weighted average shares outstanding                            5,298,448       3,742,593
                                                                ============    ============
   (Loss) per common share
     (Loss) from continuing operations                          $     (0.04)    $     (0.12)
     (Loss) from discontinued operations                               -               -
                                                                ------------    ------------
 Net (loss) per common share                                    $     (0.04)    $     (0.12)

                See accompanying notes to financial statements.

                    Proformance Research Organization, Inc.
                            Statements of Cash Flows
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                    2000            1999
                                                                ------------    ------------

Cash flows from  operating  activities:
Net (loss)                                                      $  (195,311)    $  (432,970)
Adjustments to reconcile net loss
 to net cash (used in) operating
 activities:
   Depreciation and amortization                                      3,705           4,205
   Non-cash charge for loan and conversion inducements               40,040         143,644
Changes in assets and liabilities:
  (Increase) in due from employees                                   (4,081)           (612)
  (Increase) in deferred offering costs                                -            (50,000)
  (Increase) in prepaid expenses                                       -            (10,000)
  Decrease in  deferred financing costs                                -            (23,495)
  (Increase) in other assets                                         (3,000)         (3,023)
  Increase(decrease) in accounts payable and accrued expenses      (268,254)        102,595
  (Decrease) in related party payable                                  -            (13,048)
  Increase(decrease) in deferred revenue and deposits payable       (81,949)         59,707
  Increase in current portion of debt                                 1,200            -
                                                                ------------    ------------
      Total adjustments                                            (312,339)        209,973
                                                                ------------    ------------
      Net cash (used in) operating activities                      (507,650)       (222,997)
                                                                ------------    ------------
Cash flows from investing activities:

  Purchase of fixed assets                                          (25,309)           (565)
                                                                ------------    ------------
     Net cash (used in) investing activities                        (25,309)           (565)
                                                                ------------    ------------
Cash flows from financing activities:

  Proceeds from notes and bonds payable, related party              202,000          12,500
  Payment on notes and bonds payable, related party                (268,857)        (16,966)
  Common stock issued for inducements                                  -
  Net proceeds from issuance of common stock                        600,000            -
  Net proceeds from issuance of preferred stock series C             30,000            -
  Proceeds from note and bonds payable                                              237,788
  Payments on note and bonds payable                                                 (7,077)
                                                                ------------    ------------
     Net cash provided by financing activities                      563,143         226,245
                                                                ------------    ------------
Net increase (decrease) in cash                                      30,184           2,683

Beginning - cash                                                     (2,808)          4,770
                                                                ------------    ------------
Ending - cash                                                   $    27,376     $     7,453
                                                                ============    ============
Supplemental Cash Flow Information:
  Non-cash financing activities excluded above
     Common stock issued for conversion of notes and bonds
         payable related parties                                $   100,000     $      -
     Common stock issued for loan and conversion inducements         40,040         143,644
                                                                ------------    ------------
                                                                $   140,040     $   143,644
                                                                ============    ============

                 See accompanying notes to financial statements

                     Proformance Research Organization, Inc.
                     Notes to Unaudited Financial Statements



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

NOTES AND BONDS PAYABLE, RELATED PARTY

Pursuant to agreements entered into $1,544,797 of the notes and bonds payable will convert to the Company's $0.0001 par value common stock upon the effective date of an offering allowing for the public trading of the $0.0001 par value common stock.

STOCKHOLDERS' EQUITY

Preferred Stock

During the three months ended March 31, 2000 the Company issued 12,000 shares of its preferred stock series C for $30,000 in cash. There were no issuance costs.

Common Stock

During the three months ended March 31, 2000 the Company issued 588,000 shares of its $0.0001 par common stock for $600,000 in cash. There was no issuance cost. Additionally, the Company issued 28,000 shares of its $0.0001 par value common stock valued at $1.43 per share as inducements for loan funds received and the agreement to convert certain loans to common stock.

During the three months ended March 31, 2000 the holder of a $100,000 note payable to related party converted the note into 70,000 shares of $0.0001 par value common stock.

                     Proformance Research Organization, Inc.
                     Notes to Unaudited Financial Statements
                                  (continued)

CONTINUING LOSSES, DEFICIT IN EQUITY AND NEGATIVE WORKING CAPITAL

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at March 31, 2000, current liabilities exceeded current assets by $2,657,561 and total liabilities exceed total assets by $2,996,720.

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

SUBSEQUENT EVENTS

The Company is in the process of registering shares of its $0.0001 par value common stock to allow public trading of those securities registered.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     Over the past two and a half years, we have expanded from five Destination Golf Schools to 26 Destination Golf Schools in April 2000, which are under contract for full or partial year operation. We had expected to be financed in January of 1998 and the delay in financing created a cash-flow problem due to the financial commitments that had been made to each of these facilities.

     Management believes that there are many single-location golf school and multiple-site golf school operations whose owners may see certain advantages to being part of a larger organization with several locations. Management believes that we can acquire such existing golf schools using a combination of stock and as little cash as possible. Acquisitions of currently operating golf schools will significantly increase our revenue base. We are currently in various stages of discussions with approximately 40 companies that represent over 75 sites; however, as of the date of this report, there are no understandings, agreements, or arrangements for any acquisitions. If we are able to secure the necessary financing, our plan is to expand to 200 Destination Golf Schools over the next three years.

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

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

     NET LOSS. We incurred a net loss of $195,311 for the quarter ended March 31, 2000, as compared to a loss of $432,970 for the comparable 1999 fiscal quarter, a decrease of approximately 55%. The decreased net loss is due primarily to increased revenues and a resulting increased gross profit. Operating expenses did not change significantly.

     TOTAL REVENUE. We had total revenue of $536,696 for the quarter ended March 31, 2000, compared to $246,915 of total revenue for the comparable 1999 fiscal quarter. The increase in total revenue was attributable primarily to the development of our Corporate Sales, selling our Premium Links(TM)corporate golf school packages, and the development of our distributor network. Also, as explained below in "Seasonality," we experience increased activity in the winter months.

     COST OF REVENUE. Cost of revenues for the quarter ended March 31, 2000 was $109,281 or 20% of total revenue, compared to $60,108 or 24% of total revenue for the 1999 quarter. Cost of revenues consists primarily of instructor salaries and site fees (calculated on a "per head" basis). The decrease in cost of revenues was due primarily to increased revenues associated with having more schools operating during the 2000 period and the decrease in cost of the site fees.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, expenses associated with recruiting and training Destination Golf School site managers and instructors, salaries for administrative, sales and marketing staff, and rent at our headquarters, decreased slightly to $573,204 for 2000 from $582,826 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The cash requirements of funding our operations and expansion have exceeded cash flow from operations. At March 31, 2000, our working capital deficiency was $2,657,561, as compared to $3,206,485 at December 31, 1999. To date, we have satisfied our capital needs primarily through debt and equity financing.

     At March 31, 2000, short-term notes payable and bonds was $1,868,844. Of this amount, $1,544,797 will be paid by issuing 617,918 shares of common stock.

     We filed a registration statement for a public offering which was declared effective in February 1999. Due to material changes during the term of the offering, we did not complete that offering. Since we were in need of cash for ongoing operations, we incurred additional short-term debt and sold Series C preferred stock. We determined that it would be in our best interests not to proceed with an initial public offering, but instead to register shares to be issued to our creditors, holders of the Series C preferred stock, and certain common shareholders

     Of the $441,411 in long-term debt outstanding at March 31, 2000, $433,432 is payable to persons who are stockholders in the Company, and bears interest at a fixed rate of 8%, is unsecured and is convertible (principal and unpaid interest) into our common stock at a rate of $1.00 per share at anytime. The notes are due on January 1, 2003; however, the holders of the notes may require us to redeem the notes, in whole or in part, upon the first two anniversary dates of the notes (January 1, 2001 and January 1, 2002), by giving notice to us at least 90 days before the anniversary date. We are required to register, under the Securities Exchange Act, the shares into which the notes may be converted. The notes may be prepaid without penalty. If we default on the note(s), the holder(s) are entitled one share of our common stock for every $100 per month for each month the note(s) are in default. The remainder of our long-term debt relates to a note for an automobile which bears interest at the rate of 8.9% and is payable in 42 monthly installments. As of March 31, 2000, there were 22 remaining installments.

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

     As described above, at March 31, 2000, we had a significant working capital deficit. Therefore, our business plan is dependent upon our ability to increase the number of our Destination Golf Schools and we will need to raise additional capital to fund our operations and to take advantage of any expansion opportunities. In that event, we cannot assure you that additional capital would be available at all, at an acceptable cost, or on a basis that would be timely to allow us to finance our operations or any expansion opportunities.

     As stated in the notes to the financial statements, at March 31, 2000, our current liabilities exceeded current assets by $2,657,561 and our total liabilities exceeded total assets by $2,996,721. These factors, among others, raise substantial doubt about our ability to continue as a going concern. See the note entitled "Continuing Losses, Deficit in Equity and Negative Working Capital" in the notes to the financial statements.

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

IMPACT OF THE YEAR 2000

     As of the date of this report, we have not experienced any material year 2000-related problems. Management has assessed our operational procedures and believes that we are prepared for any year 2000 problems which may result in the future. Accordingly, we expect that any year 2000 problems which may occur in the future will have only a minimal adverse effect on our business, operating results and financial condition, due to additional physical record keeping efforts. However, we cannot assure you that year 2000 problems will not occur. The year 2000 problem may affect other entities with which we transact business or on which students of our golf schools depend, such as airlines and hotels. While we are unable to send questionnaires to each and every airline and hotel that our students may use, we have been tracking the ability of the airline and hotel industries to book reservations for the year 2000. Published reports indicate that these reservations are being made without problems. Accordingly, while we cannot predict the effect of the year 2000 problem on these other entities or its consequent impact on us, management believes that any adverse effect on us will not be material. Thus far, there has been no material impact on our business.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          During the quarter ended March 31, 2000, the registrant issued 588,000 shares of Common Stock for $600,000 in cash. There was no issuance cost. Additionally, the registrant issued 28,000 shares of its Common Stock valued at $1.43 per share as inducements for loan funds received and the agreement to convert certain loans to Common Stock. Also during the three months ended March 31, 2000, the holder of a $100,000 note payable to a related party converted the note into 70,000 shares of Common Stock. The sale and issuance of the shares of Common Stock were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933. Appropriate legends were affixed to the stock certificates issued in the above transactions. The securities were offered and sold by the registrant without any underwriters. All of the purchasers were deemed to be sophisticated with respect to an investment in securities of the registrant by virtue of their financial condition and/or relationship to members of management of the registrant.

          During the quarter ended March 31, 2000, the registrant sold 12,000 shares of Series C Preferred Stock for $30,000 in cash. The sale and issuance of the shares of Preferred Stock were deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933. Appropriate legends were affixed to the stock certificates representing the Series C Preferred Stock. The securities were offered and sold by the registrant without any underwriters. All of the purchasers were deemed to be sophisticated with respect to an investment in securities of the registrant by virtue of their financial condition and/or relationship to members of management of the registrant.

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

       3.2           Bylaws (1)<F1>                                                                                   N/A

       4.1           Reference is made to Exhibits 3.1 and 3.2 (1)<F1>                                                N/A

       10.1          Distribution Agreement between the Company and Dave Bisbee, dated                                N/A
                     August 22, 1996 (1)<F1>

       10.2          Distribution Agreement between the Company and William D. Leary (1)<F1>                          N/A

       10.3          Lease between Fernal Inc. and William D. Leary and the Company, dated                            N/A
                     May 1, 1997, as amended by an Addendum to Lease between Mach One and
                     World Associates, Inc. dated April 4, 1998 (1) <F1>

       10.4          Common Stock Purchase Agreement with Proformance Research                                        N/A
                     Organization/Weiner, Inc. dated July 15, 1998 (1) <F1>

       10.5          Sublease dated April 21, 1998 between Mach One Corporation and                                   N/A
                     Proformance Research Organization, Inc. (1)<F1>

       10.6          Employment Agreement between the Company and William D. Leary dated                              N/A
                     July 1, 1998 (1)<F1>

       10.7          Consulting Services Agreement between Sunkyong U.S.A., Inc. and the                              N/A
                     Company dated May 6, 1997 (1)<F1>

       10.8          Distribution Agreement between Renaissance Golf Products Inc. and the                            N/A
                     Company dated July 21, 1998 (1)<F1>

       10.9          Amendment to Common Stock Purchase Agreement with Proformance                                    N/A
                     Research Organization/Weiner, Inc. dated November 2, 1998 (1)<F1>

      10.10          Form of Stock Escrow Agreement (1)<F1>                                                           N/A

        27           Financial Data Schedule                                                                           14

----------------------------

(1)<F1>  Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-2,
         File No. 333-61533.

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

                                   PROFORMANCE RESEARCH
                                     ORGANIZATION, INC.
                                   (Registrant)




Date:    May 11, 2000              By: /s/ William D. Leary
                                      -----------------------------------------
                                      William D. Leary, President

                                   Exhibit 27

                             Financial Data Schedule