Form 10QSB
period 2000-06-30
PROFORMANCE RESEARCH ORGANIZATION INC
filed 2000-08-21
CIK 1012176

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2000

[ ]      TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________________ to __________________

                        Commission file number 333-61533

                               PROform golf, inc.
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

                     Proformance Research Organization, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

            5,810,115 shares of Common Stock, $.0001 par value, as of
                                  June 30, 2000

 Transitional Small Business Disclosure Format (check one);  Yes       No   X

Exhibit index on page 14                                      Page 1 of 18 pages

                               PROform golf, inc.
                  (fka Proformance Research Organization, Inc.)
                                  Balance Sheet
                                  June 30, 2000
                                   (unaudited)

                                     ASSETS

Current assets
   Cash                                                                                 $      7,143
   Accounts Receivable                                                                         6,000
   Due from employees                                                                          6,960
   Prepaid Expenses                                                                           16,500
                                                                                         -----------
       Total current assets                                                                   36,603

Property and equipment - net of accumulated depreciation                                      84,487
Other assets                                                                                     313
                                                                                         -----------

                                                                                        $    121,403
                                                                                         ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Accounts payable                                                                     $    361,958
   Accrued expense                                                                           299,151
   Current portion of long term debt                                                           8,933
   Related party payable                                                                      25,839
   Notes and bonds payable                                                                    10,000
   Notes and bonds payable, related parties                                                1,925,724
   Deferred revenue and deposits payable                                                     391,348
                                                                                         -----------
       Total current liabilities                                                           3,022,953
                                                                                         -----------

Long term debt
   Convertible notes payable, related parties                                                533,432
   Notes payable                                                                               5,579
                                                                                         -----------
      Total Long term debt                                                                   539,011
                                                                                         -----------
Commitments and contingencies

Stockholders' deficiency
   Preferred stock, Series A, convertible, cumulative, $.0001 stated value,
     1,000,000 shares authorized, none issued and outstanding                                      -
   Preferred stock, Series B, convertible, cumulative, $.0001 stated value,
     1,000,000 shares authorized, none issued and outstanding                                      -
   Preferred stock, Series C, convertible, cumulative, $.0001 stated value,
     2,000,000 shares authorized, 202,000 issued and outstanding                                  20
   Common stock, $.0001 par value, 20,000,000 shares authorized,
     5,810,115 shares, issued and outstanding                                                    581
   Additional paid in capital                                                              4,362,170
   Accumulated deficit                                                                    (7,803,332)
                                                                                         -----------
       Total stockholders' deficiency                                                     (3,440,561)
                                                                                         -----------
                                                                                        $    121,403
                                                                                         ===========

                 See accompanying notes to financial statements.

                               PROform golf, inc.
                  (fka Proformance Research Organization, Inc.)
                            Statements of Operations
        For the six months and three months ended June 30, 2000 and 1999
                                   (unaudited)

                                                                    Six months Ended                Three months Ended
                                                                  2000           1999              2000            1999
                                                              -------------  ------------      -------------   -------------
Revenue                                                       $    656,080   $   425,517       $    119,384    $    178,602
Cost of revenues                                                   168,492       113,949             59,211          53,841
                                                              -------------  ------------      -------------   -------------
Gross profit                                                       487,588       311,568             60,173         124,761
                                                              -------------  ------------      -------------   -------------

Operating expenses
  Sales, general and administrative                              1,149,016     1,342,640            575,812         759,814
  Depreciation                                                       7,410         5,105              3,705             900
                                                              -------------  ------------      -------------   -------------
    Total operating expenses                                     1,156,426     1,347,745            579,517         760,714
                                                              -------------  ------------      -------------   -------------

Operating (loss)                                                  (668,838)   (1,036,177)          (519,344)       (635,953)

Interest expense                                                    91,314        49,290             45,497          18,244
                                                              -------------  ------------      -------------   -------------

(Loss) from continuing operations                                 (760,152)   (1,085,467)          (564,841)       (654,197)

Discontinued operations
  (Loss) from operations of Team Family segment, estimated
       to be disposed of on or before December 31, 1999                  -        (1,700)                 -               -
                                                              -------------  ------------      -------------   -------------

Net (Loss)                                                    $   (760,152)  $(1,087,167)      $   (564,841)   $   (654,197)
                                                              =============  ============      =============   =============

Per share information
   Weighted average shares outstanding                           5,520,365     4,369,463          5,742,282       4,056,028
                                                              =============  ============      =============   =============
   (Loss) per common share
     (Loss) from continuing operations                        $      (0.14)  $     (0.25)      $      (0.10)   $      (0.16)
     (Loss) from discontinued operations                               NIL           NIL                NIL             NIL
                                                              -------------  ------------      -------------   -------------
 Net (loss) per common share                                  $      (0.14)  $     (0.25)      $      (0.10)   $      (0.16)
                                                              =============  ============      =============   =============


                 See accompanying notes to financial statements.

                                        PROform golf, inc.
                           (fka Proformance Research Organization, Inc.)
                                     Statements of Cash Flows
                          For the six months ended June 30, 2000 and 1999
                                            (unaudited)

                                                                        2000               1999
                                                                  -----------------  -----------------

Cash flows from operating activities:
Net (loss)                                                        $      (760,152)   $    (1,087,167)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
   Depreciation and amortization                                            7,410              5,105
Changes in assets and liabilities                                        (100,358)           471,320
                                                                  -----------------  -----------------
      Net cash (used in) operating activities                            (853,100)          (610,742)
                                                                  -----------------  -----------------

Cash flows from investing activities:
  Purchase of fixed assets                                                (25,612)            (4,411)
                                                                  -----------------  -----------------
     Net cash (used in) investing activities                              (25,612)            (4,411)
                                                                  -----------------  -----------------

Cash flows from financing activities:
  Proceeds from notes and bonds payable, related party                          -            632,100
  Payment on notes and bonds payable, related party                       (98,776)
  Net proceeds from issuance of stock                                     891,040                  0
  Proceeds from note and bonds payable                                     96,399                  0
  Payments on note and bonds payable                                                          (5,969)
                                                                  -----------------  -----------------
     Net cash provided by financing activities                            888,663            626,131
                                                                  -----------------  -----------------

Net increase in cash                                                        9,951             10,978

Beginning - cash                                                           (2,808)              4,770
                                                                  -----------------  -----------------

Ending - cash                                                     $         7,143    $        15,748
                                                                  =================  =================

                 See accompanying notes to financial statements.

                               PROform golf, inc.
                  (fka Proformance Research Organization, Inc.)
                     Notes to Unaudited Financial Statements



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


NOTES AND BONDS PAYABLE, RELATED PARTIES

Pursuant to agreements entered into $1,689,500 of the notes and bonds payable will convert to the Company's $.0001 par value common stock upon the effective date of an offering allowing for the public trading of that common stock.


STOCKHOLDERS' EQUITY

Preferred Stock

During the six months ended June 30, 2000 the Company issued 12,000 shares of its Series C Preferred Stock for $30,000 in cash. There were no issuance costs.

Common Stock

During the six months ended June 30, 2000 the Company issued 632,000 shares of its $.0001 par value Common Stock for $650,000 in cash. There was no issuance cost. Additionally, the Company issued 59,000 shares of its $.0001 par value Common Stock valued at an average price of $1.20 per share as inducements for loan funds received and the agreement to convert certain loans to common stock; 40,000 shares of its $.0001 par value Common Stock for consulting services rendered; and 10,000 shares of its $.0001 par value Common Stock as inducement to purchase Series C Preferred Stock.

During the six months ended June 30, 2000 a related party converted a $100,000 note payable into 70,000 shares of $.0001 par value Common Stock.

CONTINUING LOSSES, DEFICIT IN EQUITY AND NEGATIVE WORKING CAPITAL

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 2000, current liabilities exceeded current assets by $2,986,350 and total liabilities exceeded total assets by $3,440,561.

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


SUBSEQUENT EVENTS

Subsequent to June 30, 2000, the Company amended its articles of incorporation to change the name of the Company to PROform golf, inc.

On August 11, 2000 the Company completed the registration of approximately 2,839,800 shares of its $.0001 par value Common Stock. Of the shares registered, 747,800 shares will be issued to holders of convertible notes payable totaling $1,689,500 and 202,000 shares will be issued to holders of the Company's Series C Preferred Stock. Additionally, 690,000 existing common shares and 1,200,000 shares of common stock underlying warrants to purchase common shares were included in the registration statement.

Subsequent to June 30, 2000, creditors in the amount of $150,000 agreed to settle their accounts payable for 150,000 shares of the Company's $.0001 par value Common Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Over the past three years, we have expanded from five Destination Golf Schools to 26 Destination Golf Schools, which are under contract for full or partial year operation. We had expected to be financed in May of 1999 and the delay in financing created a cash-flow problem due to the financial commitments that had been made to each of these facilities. We have tried to alleviate the problem by reducing our expenses, asking our creditors to convert promissory notes into equity investments, increasing our revenues, and seeking additional equity investments.

         Originally, most site contracts for our Destination Golf Schools provided for a fixed amount of monthly rent. As of June 30, 2000, all of our site contracts provide for rent on a per student basis, reducing our fixed costs. In the future, we intend to negotiate only contracts which provide for rent on a per student basis. We have also attempted to reduce our expenses by reducing the number of full-time employees and relying upon distributors to market and sell our products.

         In order to develop our distributor network, we made a strategic decision to open several sites for our Destination Golf Schools, despite the fact that there are significant one-time and recurring expenses associated with opening each site, and despite the fact that our existing sites were not operating at capacity. As of June 30, 2000, we had 24 distributors covering 36 of 100 territories. We believe that adding additional sites makes our Premium Links(TM) packages more valuable because it enables corporate purchasers to redeem the lessons at locations nationwide.

         For each Destination Golf School, we hire a site manager and a number of certified instructors based on anticipated demand. We provide training for our site managers and certified instructors at our expense. We believe these steps are necessary to establish the infrastructure to achieve our goal of becoming the world's largest golf school. Our business plan and infrastructure have been developed in an attempt to capitalize upon economies of scale which we believe we can achieve through acquisitions of additional golf schools. At our present stage of development, our operations are too small to benefit from these economies of scale.

         Management believes that there are many single-location golf school and multiple-site golf school operations whose owners may see certain advantages to being part of a larger organization with several locations. Management believes that we can acquire such existing golf schools using a combination of stock and as little cash as possible. We believe the acquisition of currently operating golf schools will significantly increase our revenue base. We are currently in various stages of discussions with approximately 45 companies that represent almost 100 sites. However, as of the date of this report, there are no understandings, agreements, or arrangements for any acquisitions. If we are able to secure the necessary financing, our plan is to expand to 200 Destination Golf Schools over the next three years.

         Our Destination Golf Schools have opened at varying times over the past three years. Management expects decreased revenues from Destination Golf School operations in May and September each year. We close down some of our warm weather sites in May, with the staff of those sites moving to a summer site, and close our summer sites in September, with the staff returning to their warm weather sites. In each case, we expect a one week lag between the closing of one site and the opening of the other site. As of June 30, 2000, we had 26 Destination Golf Schools under contract for full or partial year operation. Also, our operations are subject to the effects of inclement weather from time to time even during the seasons that they are open. As a result of changes in the number of facilities open from period to period, closing certain of the Destination Golf Schools during local off-seasons, and overall seasonality of the golf business, results of operations for any particular period may not be indicative of the results of operations for any other period.

         In an effort to reduce interest expenses and debt payments, some of the persons to whom we have issued promissory notes agreed to convert those notes into common stock. On August 11, 2000, the date our registration statement was declared effective by the Securities and Exchange Commission, those notes were converted to shares of our common stock.

RESULTS OF OPERATIONS

         NET LOSS. We incurred net losses of $564,841 and $760,152 for the three and six months ended June 30, 2000, as compared to losses of $654,197 and $1,087,167 for the comparable 1999 fiscal periods, decreases of approximately 14% and 30%, respectively. The decreased three-month loss for 2000 is due primrily to decreased operating expenses. Revenues decreased by $59,218 in the current year, but operating expenses also decreased by $181,197. The decreased six-month net loss is due primarily to increased revenues and decreased operating expenses during the 2000 period. Operating expenses decreased by 14% during the six months ended June 30, 2000, from $1,347,745 in 1999 to $1,156,426 in 2000.

         TOTAL REVENUE. We had total revenue of $656,080 for the six months ended June 30, 2000, compared to $425,517 of total revenue for the comparable 1999 fiscal period. The increase in total revenue was attributable primarily to the development of our Corporate Sales, selling our Premium Links(TM) corporate golf school packages, and the development of our distributor network. Also, as explained below in "Seasonality," we experience increased activity in the winter months. Revenues for the three months ended June 30, 2000 were lower than expected, showing a 33% decrease from last year, due to fewer distributorship sales.

         COST OF REVENUE. Cost of revenues for the six months ended June 30, 2000 was $168,492 or 26% of total revenue, compared to $113,949 or 27% of total revenue for the 1999 period. Cost of revenues consists primarily of instructor salaries and site fees (calculated on a "per head" basis). Cost of revenues increased as a percentage of total revenues for the three months ended June 30, 2000 (50% in 2000 compared to 30% in 1999) due to an increase in personnel costs directly related to revenue.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, expenses associated with recruiting and training Destination Golf School site managers and instructors, salaries for administrative, sales and marketing staff, and rent at our headquarters, decreased slightly to $1,149,016 for the six months ended June 30, 2000 from $1,342,640 for 1999, and $575,812 for the three months ended June 30, 2000 from $759,814 for 1999.

LIQUIDITY AND CAPITAL RESOURCE

         The cash requirements of funding our operations and expansion have exceeded cash flow from operations. At June 30, 2000, our working capital deficiency was $2,986,350, as compared to $3,206,485 at December 31, 1999. To date, we have satisfied our capital needs primarily through debt and equity financing.

         At June 30, 2000, short-term notes payable and bonds was $1,925,724. Of this amount, $1,689,500 was paid on August 11, 2000, by issuing 747,800 shares of common stock.

         We filed a registration statement for a public offering which was declared effective in February 1999. Due to material changes during the term of the offering, we did not complete that offering. Since we were in need of cash for ongoing operations, we incurred additional short-term debt, sold Series C preferred stock and common stock, and issued warrants exercisable for shares of common stock. We determined that it would be in our best interests not to proceed with an initial public offering, but instead to register shares to be issued to our creditors, holders of the Series C preferred stock, certain common shareholders, and the common shares issuable upon exercise of certain warrants. Our registration statement was declared effective by the Securities and Exchange Commission on August 11, 2000. On that date, all of the outstanding shares of Series C preferred stock were converted automatically into 202,000 shares of common stock. As mentioned above, on August 11, 2000, $1,689,500 in short-term notes payable and bonds was paid by converting the debt into 747,800 shares of common stock.

         Subsequent to June 30, 2000, creditors in the amount of $150,000 agreed to settle their accounts payable for 150,000 shares of the Company's $.0001 par value Common Stock.

         Of the $539,011 in long-term debt outstanding at June 30, 2000, $533,432 is payable to persons who are stockholders in the Company, and bears interest at a fixed rate of 8%, is unsecured and is convertible (principal and unpaid interest) into our common stock at a rate of $1.00 per share at anytime. The notes are due on January 1, 2003; however, the holders of the notes may require us to redeem the notes, in whole or in part, upon the first two anniversary dates of the notes (January 1, 2001 and January 1, 2002), by giving notice to us at least 90 days before the anniversary date. We are required to register, under the Securities Act, the shares into which the notes may be converted. The notes may be prepaid without penalty. If we default on the note(s), the holder(s) are entitled one share of our common stock for every $100 per month for each month the note(s) are in default. The remainder of our long-term debt relates to a note for an automobile which bears interest at the rate of 8.9% and is payable in 42 monthly installments.
As of June 30, 2000, there were 19 remaining installments.

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

         As described above, at June 30, 2000, we had a significant working capital deficit. Therefore, our business plan is dependent upon our ability to increase the number of our Destination Golf Schools and we will need to raise additional capital to fund our operations and to take advantage of any expansion opportunities. In that event, we cannot assure you that additional capital would be available at all, at an acceptable cost, or on a basis that would be timely to allow us to finance our operations or any expansion opportunities.

         As stated in the notes to the financial statements, at June 30, 2000, our current liabilities exceeded current assets by $2,986,350 and our total liabilities exceeded total assets by $3,440,561. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

         In an effort to reduce our fixed expenses, on June 30, 2000, we reduced our full-time staff by eight persons. We estimate the reduction in employees will result in a savings of approximately $20,000 per month.

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


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           In addition to the cases described below, there are other collection cases which have been filed against us in Denver County Court, Denver, Colorado. These cases are either pending or have been reduced to judgment.

           On December 29, 1999, Robert J. McNamara filed suite in Denver County Court, Denver, Colorado, asserting claims for actual and exemplary damages, attorney's fees, and costs arising from allegations of breach of contract, failure to repay promissory note, fraud, and exemplary damages. As part of a settlement, we paid Mr. McNamara $7,750 and Mr. McNamara dismissed his claims on February 5, 2000, with prejudice and grated a full release to us.

           On January 28, 2000, Imperial Palace Casino Inc. filed suit against us in the District Court of Clark County, Nevada, asserting claims for damages, interest, attorney's fees and costs arising from alleged nonpayment of hotel room and other charges. A default judgment was entered by the court on May 9, 2000, in the amount of $15,552.40 plus postjudgment interest.

           During the quarter ended June 30, 2000, we had four lawsuits filed against us, as follows:

           On May 22, 2000, a claim was filed against us by The Pressroom, Inc. in the Small Claims Court for Denver, County, Colorado. The Pressroom, Inc. alleged that we failed to pay for goods and services provided to us by The Pressroom, Inc., and was seeking $2,632.68 in damages plus interests and costs. We settled this case by paying $2,901.09 and it was dismissed with prejudice on July 17, 2000.

           On or about June 7, 2000, a complaint was filed against us by Tim O'Hara Photography, Inc. in Denver County Court, Denver, Colorado. The plaintiff has alleged that we failed to pay for photography work performed for us. Tim O'Hara Photography, Inc. is seeking damages of $2,876.18, plus interest, costs and any other items allowed by law or agreement. A judgement was entered against us on July 10, 2000, and a garnishment has been issued against our bank account in the amount of $2,992.18.

           On or about June 19, 2000, a complaint was filed against us by Continental Collection Agency, as assignee of Sterling Point Apartments, in Arapahoe County Court, Littleton, Colorado. Continental Collection Agency asserted a claim for damages of $1,006.62, interest, and any other items allowed by law or agreement, plus costs and attorney's fees arising out of alleged non-payment of rent by us. We settled this case on August 17, 2000, in exchange for a dismissal with prejudice of the claim, each party bearing its own costs and fees.

           On June 22, 2000, a complaint was filed against us and William D. Leary, the president and a director and controlling shareholder of PROform golf, inc., by Communigraphics Corporation in the District Court for the City and County of Denver, Colorado. Communigraphics Corporation has alleged breach of contract, breach of account, breach of guaranty, and wrongful retention of products and services based upon an alleged failure to pay for brochures, folders, postcards and inserts printed by Communigraphics Corporation. Communigraphics Corporation is seeking damages of $47,418.04, plus interest at 18%, costs and attorneys' fees. Our response to Communigraphics Corporation's claims is due August 25, 2000. We are attempting to settle these claims; however, if we are unable to settle these claims we intend to defend ourselves against them.

           In addition to these cases, a claim was filed against us in the Small Claims Court for Denver County, Colorado, on August 10, 2000 by Bonnie MacDonald. Ms. MacDonald claims that we have failed to repay a bridge loan in the amount of $5,000. She is seeking damages of $5,000 plus interest and costs. The Company intends to attempt to settle this case with Ms. MacDonald.

           Given our present financial situation, we cannot give any assurances that there will not be additional lawsuits filed against us. In the event a creditor obtains a judgment against us, and that creditor were to seek enforcement of such judgment, that creditor could force us into bankruptcy and/or we may be forced to cease operations. In addition, a group of creditors, collectively, without obtaining a judgment, may be able to force us into bankruptcy and/or to cease operations.

           Also, if a creditor were to obtain a judgment against us, that creditor may seek to satisfy the judgment from the funds we receive from students purchasing our classes. In such an event, we may not have sufficient cash to pay the golf course at which the class is to be offered and the course may refuse to grant us access and we would not have sufficient funds to refund the purchase price to the student. Any such action could cause us to lose customers, revenues and course sites, and we could be forced to cease operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           During the quarter ended June 30, 2000, the registrant issued 44,000 shares of common stock for $50,000 in cash. There was no issuance cost. Additionally, the registrant issued 31,000 shares of common stock valued at $30,760 per share as inducements for loan funds received and the agreement to convert certain loans to common stock. The registrant also issued 40,000 shares of common stock at a deemed value of $1.00 per share for services valued at $40,000, and 10,000 shares of common stock as inducements to purchase shares of Series C preferred stock at a deemed value of $1.00 per share.

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

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A)   EXHIBITS

Regulation                                                                                Consecutive
S-B Number                             Exhibit                                             Page Number

  3.1          Amended and Restated Certificate of Incorporation (2)                           N/A

  3.1a         Articles of Amendment dated July 25, 2000 (2)                                   N/A

  3.1b         Statement of Series C Preferred Stock (2)                                       N/A

Regulation                                                                                Consecutive
S-B Number                             Exhibit                                             Page Number

   3.2         Bylaws (2)                                                                      N/A

   3.2a        Amendment to Section 3.1 of the Company's Bylaws (2)                            N/A

   4.1         Reference is made to Exhibits 3.1, 3.1a, 3.1b, 3.2 and 3.2a (2)                 N/A

  10.1         Distribution Agreement between the Company and Dave Bisbee, dated               N/A
               August 22, 1996 (2)

  10.2         Distribution Agreement between the Company and William D. Leary (2)             N/A

  10.3         Lease between Fernal Inc. and William D. Leary and the Company, dated           N/A
               May 1, 1997, as amended by an Addendum to Lease between Mach One and
               World Associates, Inc. dated April 4, 1998 (2)

  10.4         Common Stock Purchase Agreement with Proformance Research                       N/A
               Organization/Weiner, Inc. dated July 15, 1998 (2)

  10.5         Sublease dated April 21, 1998 between Mach One Corporation and                  N/A
               Proformance Research Organization, Inc. (2)

  10.6         Employment Agreement between the Company and William D. Leary dated             N/A
               July 1, 1998 (2)

  10.7         Consulting Services Agreement between Sunkyong U.S.A., Inc. and the             N/A
               Company dated May 6, 1997 (2)

  10.8         Amendment to Common Stock Purchase Agreement with Proformance                   N/A
               Research Organization/Weiner, Inc. dated November 2, 1998 (2)

  10.9         Consulting Agreement between the Company and J. Paul Consulting dated           N/A
               March 1, 2000 (2)

  10.10        Convertible Promissory Note dated November 9, 1999 between the Company          N/A
               and John C. Weiner (2)

  10.11        Convertible Promissory Note dated December 31, 1999 between the                 N/A
               Company and William D. Leary, as amended (2)

  10.12        Convertible Promissory Note dated March 27, 2000 between the Company            N/A
               and John C. Weiner (2)

  10.13        Form of Distribution Agreement (2)                                              N/A

   11          Statement re: computation of per share earnings                               See the
                                                                                            Financial
                                                                                           Statements

   27          Financial Data Schedule                                                         17
----------------------------

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-2, File No. 333-61533.

(2) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-2, File No. 333-42438.

              B) REPORTS ON FORM 8-K:

              None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PROform golf, inc.
                                        (Registrant)


Date:    August 21, 2000                By:  /s/ William D. Leary
                                           -----------------------------------
                                           William D. Leary, President

                                   Exhibit 27

                             Financial Data Schedule