Form 10QSB
period 2000-09-30
PROFORMANCE RESEARCH ORGANIZATION INC
filed 2000-11-20
CIK 1012176

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

[ ]              TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                  EXCHANGE ACT

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

            7,154,915 SHARES OF COMMON STOCK, $.0001 PAR VALUE, AS OF
                               SEPTEMBER 30, 2000

       Transitional Small Business Disclosure Format (check one); Yes   No X


Exhibit index on page 15                                    Page 1 of 18 pages

                               PROform golf, inc.
                 (fka Proformance Research Organization, Inc.)
                                 Balance Sheet
                               September 30, 2000
                                  (unaudited)

                                     ASSETS
Current assets
   Cash                                                                         $   111,731
   Accounts receivable                                                                6,000
   Due from employees                                                                 4,760
   Prepaid expenses                                                                  18,625
                                                                                ------------
       Total current assets                                                         141,116

                                                                                ------------
Property and equipment - net of accumulated depreciation                             79,597
Other assets                                                                            312
                                                                                ------------
                                                                                $   221,025
                                                                                ============
                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities
   Accounts payable                                                             $   361,399
   Accrued expense                                                                  365,540
   Current portion of note payable                                                   10,733
   Due to employee                                                                    5,476
   Notes and bonds payable                                                           69,844
   Notes and bonds payable, related parties                                         373,047
   Deferred revenue and deposits payable                                            393,505
                                                                                ------------
       Total current liabilities                                                  1,579,544
                                                                                ------------
Long term debt
   Bonds payable                                                                    221,000
   Bonds payable, related parties                                                   473,431
   Notes payable                                                                      3,779
                                                                                ------------
      Total long term debt                                                          698,210
                                                                                ------------
Commitments and contingencies

Stockholders' deficiency
   Preferred stock, Series A, convertible, cumulative, $.0001 stated value,
     1,000,000 shares authorized, none  issued and outstanding                          -
   Preferred stock, Series B, convertible, cumulative, $.0001 stated value,
     1,000,000 shares authorized, none  issued and outstanding                          -
   Preferred stock, Series C, convertible, cumulative, $.0001 stated value,
     2,000,000 shares authorized, none  issued and outstanding                          -
   Common stock, $.0001 par value, 20,000,000 shares authorized,
     7,154,915 shares, issued and outstanding                                           715
   Additional paid in capital                                                     6,446,556
   Accumulated deficit                                                           (8,504,000)
                                                                                ------------
       Total stockholders' (deficiency)                                          (2,056,729)
                                                                                ------------
                                                                                $   221,025
                                                                                ============


                 See accompanying notes to financial statements

                               PROform golf, inc.
                 (fka Proformance Research Organization, Inc.)
                            Statements of Operations
     For the nine months and three months ended September 30, 2000 and 1999
                                  (unaudited)

                                                            Nine months Ended              Three months Ended
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
Revenue                                               $   703,142     $   759,169     $    47,062     $   333,652
Cost of revenues                                          279,643         176,865         111,151          62,916
                                                      ------------    ------------    ------------    ------------
Gross (loss) profit                                       423,499         582,304         (64,089)        270,736
                                                      ------------    ------------    ------------    ------------
Operating expenses
  Sales, general and administrative                     1,743,471       1,988,760         594,454         646,120
  Depreciation           `                                 11,120           6,005           3,710             900
                                                      ------------    ------------    ------------    ------------
    Total operating expenses                            1,754,591       1,994,765         598,164         647,020
                                                      ------------    ------------    ------------    ------------
Operating (loss)                                       (1,331,092)     (1,412,461)       (662,253)       (376,284)

Interest expense                                          129,728          66,381          38,414          17,091
                                                      ------------    ------------    ------------    ------------
(Loss) from continuing operations                      (1,460,820)     (1,478,842)       (700,667)       (393,375)

Discontinued operations
    (Loss) from operations of Team Family segment             -            (1,700)            -               -
                                                      ------------    ------------    ------------    ------------
Net (loss)                                            $(1,460,820)    $(1,480,542)    $  (700,667)    $  (393,375)
                                                      ============    ============    ============    ============
Per share information
   Weighted average shares outstanding                  5,807,304       4,191,529       6,350,848       4,462,532
                                                      ============    ============    ============    ============
   (Loss) per common share
      (Loss) from continuing operations               $     (0.25)    $     (0.35)    $     (0.11)    $     (0.09)
      (Loss) from discontinued operations                    NIL             NIL             NIL             NIL
                                                      ------------    ------------    ------------    ------------
    Net (loss) per common share                       $     (0.25)    $     (0.35)    $     (0.11)    $     (0.09)
                                                      ============    ============    ============    ============


                 See accompanying notes to financial statements

                               PROform golf, inc.
                 (fka Proformance Research Organization, Inc.)
                            Statements of Cash Flows
             For the nine months ended September 30, 2000 and 1999
                                  (unaudited)

                                                                          2000            1999
                                                                      ------------    ------------
Cash flows from  operating  activities:
Net (loss)                                                            $(1,460,820)    $(1,480,542)
Adjustments to reconcile net loss
 to net cash (used in) operating activities:
   Depreciation and amortization                                           11,120           6,005
   Changes in assets and liabilities                                      136,334         671,998
                                                                      ------------    ------------
      Net cash (used in) operating activities                          (1,313,366)       (802,539)
                                                                      ------------    ------------
Cash flows from investing activities:
  Purchase of fixed assets                                                (24,432)         (7,599)
                                                                      ------------    ------------
     Net cash (used in) investing activities                              (24,432)         (7,599)
                                                                      ------------    ------------
Cash flows from financing activities:
  Proceeds from notes and bonds payable, related party                    290,000         842,152
  Payment on notes and bonds payable, related party                      (170,011)            -
  Net proceeds from issuance of preferred stock series C                      -            66,667
  Net proceeds from issuance of common stock                              791,040          63,333
  Proceeds from note and bonds payable                                    565,000             -
  Payments on note and bonds payable                                      (26,500)        (17,725)
                                                                      ------------    ------------
     Net cash provided by financing activities                          1,449,529         954,427
                                                                      ------------    ------------
Net increase in cash                                                      111,731         144,289

Beginning - cash                                                              -             4,770
                                                                      ------------    ------------
Ending - cash                                                         $   111,731     $   149,059
                                                                      ============    ============

Non-cash transactions:
  Common stock issued in consideration for loans                      $ 1,994,500     $       -
  Common stock issued in consideration for services rendered          $   495,000     $       -

Cash paid for:
   Interest                                                           $    29,133     $     1,120
   Income taxes                                                       $       -       $       -


                 See accompanying notes to financial statements

                               PROform golf, inc.
                  (fka Proformance Research Organization, Inc.)
                     Notes to Unaudited Financial Statements


ACCOUNTING POLICIES

Basis of presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310 (b) of Regulation S-B. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the periods indicated have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB for the year ended December 31, 1999.


Net loss per share - The net loss per share amounts are based on the weighted average number of common shares outstanding for the period. Potential common shares and the computation of diluted earnings per share are not considered, as their effect would be anti-dilutive.


NOTES AND BONDS PAYABLE, RELATED PARTY

Pursuant to agreements entered into $1,689,500 of the notes and bonds payable converted to the Company's $0.0001 par value common stock on August 11,2000, the effective date of an offering allowing for the public trading of the $0.0001 par value common stock (see Stockholders' Equity - Common Stock).

Additionally, pursuant to agreements entered into $205,000 of notes payable converted to the Company's $0.0001 par value common stock during the quarter ended September 30, 2000.


STOCKHOLDERS' EQUITY

Preferred Stock

During the three months ended September 30, 2000, 202,000 shares of $0.0001 par value preferred stock was automatically converted into 202,000 shares of $0.001 par value common stock.

Common Stock

On August 11, 2000 the Company completed a registration of approximately 2,839,800 shares of its $.0001 par value common stock to allow public trading of those securities. Of the shares registered, 747,800 shares were issued to holders of $1,689,500 of convertible notes payable and 202,000 shares were issued to holders of the Company's Series "C" Preferred stock. Additionally,

                               PROform golf, inc.
                  (fka Proformance Research Organization, Inc.)
                     Notes to Unaudited Financial Statements
                                   (continued)


690,000 existing common shares and 1,200,000 shares underlying warrants to purchase common shares were included in the registration.

During the three months ended September 30, 2000 the holders of notes payables in the amount of $205,000 converted their notes into 205,000 shares of $0.0001 par value common stock.

Additionally, during the three months ended September 30, 2000 accrued expenses, due to various individuals, totaling $190,000 were converted to 190,000 shares of $0.0001 par value common stock.

CONTINUING LOSSES, DEFICIT IN EQUITY AND NEGATIVE WORKING CAPITAL

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at September 30, 2000, current liabilities exceeded current assets by $1,438,428 and total liabilities exceed total assets by $2,056,729.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Over the past three and a half years, we have expanded from five Destination Golf Schools to twenty-six Destination Golf Schools, which are under contract for full or partial year operation. Recently, management has decided to redirect its efforts towards acquisitions and the establishment of Learning Centers.

         Management believes that there are many single-location golf school and multiple-site golf school operations whose owners may see certain advantages to being part of a larger organization with several locations. Management believes that we can acquire such existing golf schools using a combination of stock and as little cash as possible. We believe the acquisition of currently operating golf schools will significantly increase our revenue base. We are currently in various stages of discussions with approximately nineteen companies that represent almost forty sites. However, as of the date of this report, there are no understandings, agreements, or arrangements for any acquisitions. With the appropriate financing, our plan is to expand to 200 Destination Golf Schools over the next three years.

         As of September 30, 2000, we had twenty-one distributors covering thirty-two of 100 territories. Our distributors sell our classes and Premium Links(TM) packages. We believe that adding additional sites makes our Premium Links(TM) packages more desirable because it enables corporate purchasers to redeem the lessons at more locations nationwide. In order to distinguish ourselves from our competition, we made a strategic decision to open several sites for our Destination Golf Schools, despite the fact that there are certain one-time expenses associated with opening each site, and despite the fact that our existing sites were not operating at capacity.

         For each Destination Golf School, we employ a site manager and a number of certified instructors based on anticipated demand. We provide training for our site managers and certified instructors at our expense. We believe these steps are necessary to establish the infrastructure to achieve our goal of becoming the world's largest golf school. Our business plan and infrastructure have been developed in an attempt to capitalize upon economies of scale which we believe we can achieve through acquisitions of additional golf schools. At our present stage of development, our operations are too small to benefit from these economies of scale.

         Originally, most site contracts for our Destination Golf Schools provided for a fixed amount of monthly rent. As of September 30, 2000, all of our site contracts provide for rent on a per student basis, reducing our fixed costs. In the future, we intend to negotiate only contracts which provide for rent on a per student basis. We have also attempted to reduce our expenses by reducing the number of full-time employees and relying upon distributors to market and sell our products. We believe this, coupled with asking our creditors to convert promissory notes into equity investments, attempting to increasing our revenues, and seeking additional equity investments, will alleviate our cash flow problem which resulted from our delay in financing.

         Our Destination Golf Schools have opened at varying times over the past three and a half years. Management expects decreased revenues from Destination Golf School operations in May and September each year. We close down some of our warm weather sites in May, with the staff of those sites moving to a summer site, and close our summer sites in September, with the staff returning to their warm weather sites. In each case, we expect a one week lag between the closing of one site and the opening of the other site. As of September 30, 2000, our 26 Destination Golf Schools remained under contract for full or partial year operation. Also, our operations are subject to the effects of inclement weather from time to time even during the seasons that they are open. As a result of changes in the number of facilities open from period to period, closing certain of the Destination Golf Schools during local off-seasons, and overall seasonality of the golf business, results of operations for any particular period may not be indicative of the results of operations for any other period.

         As of September 2000, management has made a strategic decision to access [LICENSE?] the rights to our teaching curriculum to entrepreneurs to be utilized at an individual Learning Center. To date the Company has granted five licenses of such rights. The establishment of Learning Centers provides for multiple points of purchase within a limited geographical area in comparison to a "distributorship". [WHAT ARE THE MULTIPLE POINTS OF PURCHASE] The Learning Center will also serve as a point of redemption for Premium Links(TM).

         We have entered into a strategic alliance with the "Saturday Series Pro Am," a Professional/Amateur ("Pro Am") event. The Pro Am recognized that many touring professionals do not make "the cut" at major tour stops around the nation. By offering a Pro Am tournament event on Saturdays, the Pro-Am provides corporate members across the nation the opportunity to play with touring professionals. Proceeds from the event offset travel and lodging costs incurred by professionals while qualifying for various events. We intend to combine our corporate marketing efforts and create executive golf outing packages that will result in revenues for both companies.

         In an effort to reduce interest expenses and debt payments, some of the persons to whom we have issued promissory notes agreed to convert those notes into common stock. On August 11, 2000, the date our registration statement was declared effective by the Securities and Exchange Commission, those notes were converted to shares of our common stock.

RESULTS OF OPERATIONS

         NET LOSS. We incurred net losses of $700,667 and $1,460,820 for the three and nine months ended September 30, 2000, as compared to losses of $393,375 and $1,480,542 for the comparable 1999 fiscal periods, an increase of approximately 78% during the comparable three- month period and a decrease of approximately 1% during the comparable nine-month period. The increase in the three-month loss for 2000 is due primarily to decreased revenues during the period, which were primarily the result of the Company's increased focus and effort on acquiring competing golf schools. In addition, costs of revenues during the three-months ended September 30, 2000 were $111,151, compared to $62,916 during the comparable 1999 period. The increase in the Company's revenues was due primarily to the expanded number of schools with fewer students attending. Revenues decreased by $56,027 in the current year, but operating expenses also decreased by $240,174. The decreased nine-month net loss is due primarily to decreased operating expenses during the 2000 period. Operating expenses decreased by 12% during the nine-months ended September 30, 2000, from $1,994,765 in 1999 to $1,754,591 in 2000.

         TOTAL REVENUE. We had total revenue of $703,142 for the nine-months ended September 30, 2000, compared to $759,169 of total revenue for the comparable 1999 fiscal period. The decrease in total revenue was attributable primarily to management's decision to focus on acquiring other golf schools and licensing our teaching curriculum, rather than selling classes and distributorships. Also, as explained below in "Seasonality," we experience increased activity in the winter months. As explained above, revenues for the three-months ended September 30, 2000 were $47,062, compared to $333,652, showing an 86% decrease from last year, due to a decrease in the number of classes sold which was the result of management focusing its efforts on the "Saturday Series" program. Also, the decrease during 2000 reflects fewer distributorship sales during the period.

         COST OF REVENUE. Cost of revenues for the nine-months ended September 30, 2000 was $279,643 or 40% of total revenue, compared to $176,865 or 23% of total revenue for the 1999 period. Cost of revenues consists primarily of instructor salaries and site fees (calculated on a "per head" basis). Cost of revenues increased as a percentage of total revenues for the three months ended September 30, 2000 (236% in 2000 compared to 19% in 1999) due primarily to the expanded number of schools open during the 2000 period with fewer students. The Company was unable to maximize its profitability due to lower student/instructor ratios. Management believes the acquisition of existing schools will address this problem.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, expenses associated with recruiting and training Destination Golf School site managers and instructors, salaries for administrative, sales and marketing staff, and rent at our headquarters, decreased slightly to $1,754,591 for the nine-months ended September 30, 2000 from $1,994,765 for 1999, and $598,164 for the three-months ended September 30, 2000 from $647,020 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The cash requirements of funding our operations and expansion have exceeded cash flow from operations. At September 30, 2000, our working capital deficiency was $1,438,428, as compared to $3,206,485 at December 31, 1999. To date, we have satisfied our capital needs primarily through debt and equity financing.

         At September 30, 2000, short-term notes payable and bonds was $442,891, as compared to $2,034,500 at December 31, 1999. The decrease was due to the conversion of this debt into equity as explained below.

         We filed a registration statement for a public offering, which was declared effective in February 1999. Due to material changes during the term of the offering, we did not complete that offering. Since we were in need of cash for ongoing operations, we incurred additional short-term debt, sold Series C preferred stock and common stock, and issued warrants exercisable for shares of common stock. We determined that it would be in our best interests not to proceed with an initial public offering, but instead to register shares to be issued to our creditors, holders of the Series C preferred stock, certain common shareholders, and the common shares issuable upon exercise of certain warrants. Our registration statement was declared effective by the Securities and Exchange Commission on August 11, 2000. On that date, all of the outstanding shares of Series C preferred stock were converted automatically into 202,000 shares of common stock. Additionally, on August 11, 2000, $1,689,500 in short-term notes payable and bonds was paid by converting the debt into 747,800 shares of common stock.

         During the three months ended September 30, 2000, $205,000 of debt was paid through the issuance of 205,000 shares of restricted common stock which was not registered.

         During the period, creditors in the amount of $190,000 agreed to settle their accounts payable for 190,000 shares of the Company's $.0001 par value Common Stock.

         Of the $698,210 in long-term debt outstanding at September 30, 2000, $473,431 is payable to persons who are stockholders in the Company, and bears interest at a fixed rate of 8%, is unsecured and is convertible (principal and unpaid interest) into our common stock at a rate of $1.00 per share at anytime. The notes are due on January 1, 2003; however, the holders of the notes may require us to redeem the notes, in whole or in part, upon the first two anniversary dates of the notes (January 1, 2001 and January 1, 2002), by giving notice to us at least 90 days before the anniversary date. We are required to register, under the Securities Act, the shares into which the notes may be converted. The notes may be prepaid without penalty. If we default on the note(s), the holder(s) are entitled one share of our common stock for every $100 per month for each month the note(s) are in default. Additionally, $221,000 is payable to unrelated persons and bears interest at a fixed rate of 10% and is unsecured. The notes are due July 2002. The notes may be prepaid without penalty.

         The remainder of our long-term debt relates to a note for an automobile which bears interest at the rate of 8.9% and is payable in 42 monthly installments. As of September 30, 2000, there were 16 remaining installments.

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

         As described above, at September 30, 2000, we had a significant working capital deficit. Therefore, our business plan is dependent upon our ability to acquire existing golf schools and establish Learning Centers and we will need to raise additional capital to fund our operations and to take advantage of any acquisition opportunities. In that event, we cannot assure you that additional capital would be available at all, at an acceptable cost, or on a basis that would be timely to allow us to finance our operations or any expansion opportunities.

         As stated in the notes to the financial statements, at September 30, 2000, our current liabilities exceeded current assets by $1,438,428 and our total liabilities exceeded total assets by $2,056,729. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

         On May 22, 2000, a claim was filed against us by The Pressroom, Inc. in the Small Claims Court for Denver, County, Colorado. The Pressroom, Inc. alleged that we failed to pay for goods and services provided to us by The Pressroom, Inc., and was seeking $2,632.68 in damages plus interests and costs. We settled this case by paying $2,901.01 and it was dismissed with prejudice on July 17, 2000.

         On or about June 7, 2000, a complaint was filed against us by Tim O'Hara Photography, Inc. in Denver County Court, Denver, Colorado. The plaintiff has alleged that we failed to pay for photography work performed for us. Tim O'Hara Photography, Inc. is seeking damages of $2,876.18, plus interest, costs and any other items allowed by law or agreement. A judgment was entered against us on July 10, 2000, and a garnishment has been issued against our bank account in the amount of $2,992.18. A satisfaction of judgment was filed on or about September 21, 2000 with the Denver County Court by Tim O'Hara Photography, Inc.

         On or about June 19, 2000, a complaint was filed against us by Continental Collection Agency, as assignee of Sterling Point Apartments, in Arapahoe County Court, Littleton, Colorado. Continental Collection Agency asserted a claim for damages of $1,006.62, interest, and any other items allowed by law or agreement, plus costs and attorney's fees arising out of alleged non-payment of rent by us. We settled this case on August 17, 2000, in exchange for a dismissal with prejudice of the claim, each party bearing its own costs and fees. As of November 17, 2000, the Company had paid $500 of the amount due to Continental Collection Agency.

         On June 22, 2000, a complaint was filed against us and William D. Leary, the president and a director and controlling shareholder of PROform golf, inc., by Communigraphics Corporation in the District Court for the City and County of Denver, Colorado. Communigraphics Corporation has alleged breach of contract, breach of account, breach of guaranty, and wrongful retention of products and services based upon an alleged failure to pay for brochures, folders, postcards and inserts printed by Communigraphics Corporation. Communigraphics Corporation is seeking damages of $47,418.04, plus interest at 18%, costs and attorneys' fees. Our response to Communigraphics Corporation's claims was filed on August 25, 2000. We are attempting to settle these claims for payments totaling approximately $30,000; however, if we are unable to settle these claims we intend to defend ourselves against them.

         During the quarter ended September 30, 2000, we had one lawsuit filed against us in the Small Claims Court for Denver County, Colorado, on August 10, 2000 by Bonnie MacDonald. Ms. MacDonald claims that we have failed to repay a bridge loan in the amount of $5,000. She is seeking damages of $5,000 plus interest and costs. On or about September 25, 2000, our bank account was garnished for $5,114.80.

         In addition to these claims, an action was filed against us in Denver County Court, Denver, Colorado by Chase Business Brokers, Inc. ("Chase") on November 3, 2000. Chase alleges that we filed to pay it a referral fee in connection with a contract. Chase is claiming damages in the amount of $10,000, together with proper interest and costs. We have until December 5, 2000 to file an answer to the allegations. We are disputing the claims and intend to defend ourselves against these claims.

         Given our present financial situation, we cannot give any assurances that there will not be additional lawsuits filed against us. Our ability to continue operations is dependent upon management's ability to raise additional funds (including debt and equity financing) and/or to negotiate settlements and arrangements with our creditors and vendors.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 2000, shareholders of the Company holding a majority of the issued and outstanding shares of common stock authorized an amendment to the Company's Certificate of Incorporation to increase in the number of authorized shares of preferred stock. The Company also filed a Certificate of Designations creating the Series C Preferred Stock. The Series C Preferred Stock is redeemable by the Corporation at a price of $5.00 per share and the holders are entitled to be paid $0.0001 per share in the event of liquidation of the Company prior to any payments to the holders of stock ranking junior to the Series C Preferred Stock. The Series C Preferred Stock is convertible into shares of common stock on a one-for-one basis, subject to certain adjustments. The holders of Series C Preferred Stock are no entitled to any voting rights based upon their ownership of Series C Preferred Stock, except as required by law. On August 11, 2000, all 202,000 outstanding shares of Series C Preferred

         Stock were automatically converted into shares of common stock, as described below.

         During the quarter ended September 30, 2000, the registrant issued 1,142,800 shares of common stock in payment of $2,084,500 in debt. The resale of 747,800 of those shares was covered by the registration statement filed by the Company. There was no issuance cost. Additionally, the registrant issued 202,000 shares of common stock upon conversion of the outstanding Series C Preferred Stock in connection with the effective date of the registration statement. The resale of those shares was covered by the registration statement filed by the Company. The registrant also issued 190,000 shares of common stock at a deemed value of $1.00 per share for accounting and consulting expenses.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         At September 30, 2000, the Company was in default on the payment of principal and interest on approximately $432,047 of debt.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By written consent dated July 24, 2000 shareholders of the Company holding 2,921,451 of the 5,810,117 outstanding shares (50.3%) of the Company's common stock approved and adopted amendments to the Company's Certificate of Incorporation changing the name of the Corporation to PROform golf, inc. and increasing the number of shares of preferred stock from 1,000,000 shares to 3,000,000 shares.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)  EXHIBITS

    REGULATION                                                                                                  CONSECUTIVE
    S-B NUMBER                                              EXHIBIT                                             PAGE NUMBER

       3.1          Amended and Restated Certificate of Incorporation (1)<F1>                                       N/A

       3.1a         Articles of Amendment dated July 25, 2000 (2))<F2>                                              N/A

       3.1b         Statement of Series C Preferred Stock (2)<F2>                                                   N/A

       3.2          Bylaws (1)<F2>                                                                                  N/A

       3.2a         Amendment to Section 3.1 of the Company's Bylaws (2)<F2>                                        N/A

       4.1          Reference is made to Exhibits 3.1, 3.1a, 3.1b, 3.2 and 3.2a                                     N/A

       10.1         Distribution Agreement between the Company and Dave Bisbee, dated August 22, 1996               N/A
                    (1))<F1>

       10.2         Distribution Agreement between the Company and William D. Leary (1))<F1>                        N/A

       10.3         Lease between Fernal Inc. and William D. Leary and the Company, dated May 1, 1997,              N/A
                    as amended by an Addendum to Lease between Mach One and World Associates, Inc.
                    dated April 4, 1998 (1))<F1>

       10.4         Common Stock Purchase Agreement with Proformance Research Organization/Weiner,                  N/A
                    Inc. dated July 15, 1998 (1))<F1>

       10.5         Sublease dated April 21, 1998 between Mach One Corporation and Proformance                      N/A
                    Research Organization, Inc. (1))<F1>

       10.6         Employment Agreement between the Company and William D. Leary dated July 1, 1998                N/A
                    (1))<F1>

       10.7         Consulting Services Agreement between Sunkyong U.S.A., Inc. and the Company dated               N/A
                    May 6, 1997 (1))<F1>

       10.8         Amendment to Common Stock Purchase Agreement with Proformance Research                          N/A
                    Organization/Weiner, Inc. dated November 2, 1998 (1))<F1>

       10.9         Consulting Agreement between the Company and J. Paul Consulting dated March 1,                  N/A
                    2000 (2)<F2>

       10.10        Convertible Promissory Note dated November 9, 1999 between the Company and John                 N/A
                    C. Weiner (2)<F2>

       10.11        Convertible Promissory Note dated December 31, 1999 between the Company and                     N/A
                    William D. Leary, as amended (2)<F2>

       10.12        Convertible Promissory Note dated March 27, 2000 between the Company and John C.                N/A
                    Weiner (2)<F2>

       10.13        Form of Distribution Agreement (2)<F2>                                                          N/A





    REGULATION                                                                                                  CONSECUTIVE
    S-B NUMBER                                              EXHIBIT                                             PAGE NUMBER


      11            Statement re: computation of per share earnings                                          See the Financial
                                                                                                                Statements
      27            Financial Data Schedule                                                                         18
----------------------------

(1))<F1> Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-2, File No. 333-61533.
(2)<F2>  Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-2, File No. 333-42438.


         B) REPORTS ON FORM 8-K:

            None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PROFORM GOLF, INC.
                                        (Registrant)


Date:    November 20, 2000               By:/S/ WILLIAM D. LEARY
                                           -------------------------------------
                                           William D. Leary, President