Form 10KSB
period 2000-12-31
PROFORMANCE RESEARCH ORGANIZATION INC
filed 2001-04-16
CIK 1012176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-61533

                               PROFORM GOLF, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                          84-1334921
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                  5335 WEST 48TH AVENUE, DENVER, COLORADO 80212
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (303) 458-1000

       Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days. Yes  X     No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           Issuer's revenues for its most recent fiscal year. $479,459

    Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 12, 2001: $2,665,333 (See Item 5)

  Number of shares outstanding of registrant's Common Stock, $0.001 par value, as of April 12, 2001: 7,675,236 (See Item 11)

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes    No X

Exhibit index on consecutive page 13                         Page 1 of 30 Pages

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------

THE COMPANY

We (PROform golf inc., referred to sometimes as "PROform", "us", "our" and "we") provide golf instruction to the public and we license our curriculum to professional instructors.

CORPORATE AND BUSINESS HISTORY

We were originally founded in Colorado in 1991 under the name World Associates, Inc. and remained dormant until 1995. We formed a subsidiary in Delaware in February 1996 originally called Team Family, Inc., which changed its name to Proformance Research Organization, Inc. in January 1997. We merged into this subsidiary effective July 31, 1998, thereby effecting a reincorporation, changing us from a Colorado corporation to a Delaware corporation. In July 2000, we changed our name to PROform golf, inc.

Our goal is to be the largest golf school in the United States. We acquired our first golf school, which established our curriculum, in September 1996. Over the past five years, we have been constantly revising our business plan to determine the best method for selling and marketing our services and increasing the number of golf schools we operate. While we have received revenue from our operations, our expenses have been significantly greater than our revenues. We have relied significantly on loans and equity investments to fund our operations. Specifically, we have relied upon the efforts of William D. Leary, an officer, director and major shareholder of PROform, to secure such funding.

During 1997 and 1998, we focused our efforts on our contract with SUNKYONG U.S.A., a fortune 500 company, which is described below. SUNKYONG intended to open 32 golf schools in the Pacific Rim and establish Learning Centers (which are described below) on our behalf. Due to financial problems and status of the Asian economy at the time, SUNKYONG did not open the golf schools or establish Learning Centers; therefore, two years of our efforts were abandoned.

During 1998 and 1999, we attempted to conduct an initial public offering to raise funds for our operations. We were not able to close the offering. As a result, we have been unable to expand at the rate we had projected.

In 2000, we registered, among other things, common stock issued to noteholders which had agreed to convert their promissory notes. As a result, we were able to reduce our outstanding debt by $1,907,300. Registering the shares with the Securities and Exchange Commission also enabled us to qualify for quotation on the Over-the-Counter Bulletin Board. In addition, during 1999 and 2000, we offered distributors the opportunity to sell golf instruction packages, referred to as Premium Links(TM). To date, we have been disappointed with the efforts of the distributors. We, directly, were able to sell Premium Links(TM) packages to corporate purchasers such as TCI, 3Com, Oracle and Public Service of Colorado to redeem lessons at locations nationwide.

CURRENT OPERATIONS

During 2001, we have decided to focus our efforts on licensing our curriculum to professional instructors and we are attempting to acquire other golf schools, which would in turn become Destination Golf Schools. We intend to acquire other golf schools using a combination of stock and cash. We believe that having our stock quoted on the Over-the-Counter Bulletin Board will assist us in raising funds to acquire other golf schools and/or allow us to acquire other golf schools for stock. Our business plan is dependent upon our ability to acquire other golf schools. We have developed our business in a way that we believe will benefit from economies of scale achieved through acquiring other golf schools. At our present stage of development, our operations are too small to benefit from these economies of scale. If we are unable to acquire additional golf schools or sell a sufficient number of Learning Centers, we will need to revise our business plan.

INSTRUCTION CENTERS

We offer courses through two outlets - Destination Golf Schools and Learning Centers. Destination Golf Schools are operated by PROform and offer full-day and multiple-day courses. Learning Centers are operated by independent licensees and offer hourly instruction. Destination Golf Schools and Learning Centers may exist at the same location, thereby allowing a student to select either full-day, multiple-day, or hourly instruction based on the student's needs.

DESTINATION GOLF SCHOOLS

Destination Golf Schools are sites where we offer full-day and multiple-day courses. Retail fees for Destination Golf Schools are paid in advance and range from $275 for a 1-day school to $995 for a 4-day school.

As of April 16, 2001, we had 11 Destination Golf Schools under contract for operation during all or portions of the year. Following is a list of our sites and sites under development, along with the date the site became available to students and the season the site is open.

                                                                   DATE
SITE NAME                        ADDRESS                           OPENED         SEASON             LEASE EXPIRES
---------                        -------                           ------         ------             -------------
The Bog                          3121 County Highway 1             April 2000     April - October    October 2000
                                 P.O.  Box 79
                                 Saukville, WI 53080
Caledonia Golf & Fish Club       369 Caledonia Drive               March 1999     Year round         April 2001
                                 Pawleys Island, SC 29585
Fred Arbanus Golf Club           11100 View High Drive             January 2000   April - October    December 2001
                                 Kansas City, MO 64134
Hamlet Windwatch                 1715 Vanderbuilt Motors Pkwy.     April 2000     April - October    September 2004
                                 Hauppauge, NY 11788
Indian Tree Golf Club            7555 Wadsworth Blvd.              April 1998     April - October    October 2001
                                 Arvada, CO 80003
Lake Spanaway Golf Club          15602 Pacific Avenue              March 2000     April - October    October 2001
                                 Tacoma, WA 98444
Paradise Point Golf Club         8212 Golf Course Road             April 2000     April - October    December 2001
                                 Smithsfield, MO 64089
Persimmon Country Club           500 Southeast Butler Road         April 2000     April - October    April 2001
                                 Gresham, OR 97080
Tapawingo National               13001 Gary Player Drive           February 2000  April - October    April 2001
                                 Saint Louis, MS
Thunder Hill Golf Club           7050 Griswold Road                April 2000     April - October    October 2000
                                 Madison, OH 44057
The Woods Resort                 P.O.  Box 5                       November 1999  April - October    December 2001
                                 Hedgesville, WV 25427

LEARNING CENTERS

Learning Centers are sites operated by independent licensees and offer hourly instruction and sales of golf clubs. Learning Centers are limited by contract to offering courses of 3.0 hours or less. A Learning Center licensee's personnel are trained by PROform using the Optimum Impact System. We charge an initial fee to licensees at the time of entering into the contract and licensees are charged an annual renewal fee. Licensees earn revenue on sales of hourly golf instruction and golf club sales generated by the licensee. We pay licensees a 10% commission on any Destination Golf School classes generated by the licensee. In addition, we offer licensees the opportunity to receive warrants, exercisable for shares of our common stock, based upon the sales revenue of the licensees. We believe establishing Learning Centers will provide PROform with greater name recognition and increased visibility for our services.

CURRENT STRATEGY

The key elements of our strategy are (1) to acquire other golf schools; (2) license the right to our teaching curriculum to be used at Learning Centers; and
(3) to expand our marketing programs. We cannot assure you that we will be able to execute our strategy successfully.

ACQUIRE OTHER GOLF SCHOOLS.

We believe that the most important consideration for a golfer deciding which golf school to attend is location. We believe that we can attract more students and sell more student days by offering more locations. We believe acquiring existing golf schools is the best method to increase the number of available locations. Management believes that we can acquire existing golf schools using primarily stock and to a lesser extent cash. We believe acquisitions of currently operating golf schools can significantly increase our revenue base. In addition, we believe that there will be a six to nine month delay from when we acquire a school until we are able to see the financial benefits, if any, from such acquisition. We are currently in various stages of discussions with several golf schools, the majority of which have average gross revenues of $300,000 to $400,000, and an average of two instruction sites per school. If we are successful in acquiring any golf schools, the instruction sites operated by the schools would become Destination Golf Schools. If we are successful in negotiating acquisition agreements with any golf schools, we do not intend to acquire more than two schools per month. As of the date of this report, there were no understandings, agreements, or arrangements for any acquisitions.

The expense associated with acquiring golf schools and opening new sites pertain to recruiting and training instructors and staff, rent, and advertising. The start-up costs of establishing these new facilities are incurred in advance of advertising the sites and booking students into the sites. Having established an infrastructure for our Destination Golf School operations, management believes we can now achieve economies of scale in certain of our operations, in particular advertising, student bookings, and billing.

Our intent is to locate our sites in different geographic regions with varying golf seasons, which we believe will reduce the effect of seasonality of our business. We have incurred significant expense for personnel training which we believe will assist us in implementing our expansion plans. By placing an emphasis on training we have enabled our staff to become very familiar with our systems which in turn will assist with the training of new staff of acquired schools.

LICENSE THE RIGHT TO OUR TEACHING CURRICULUM TO BE USED AT LEARNING CENTERS.

We license our curriculum to golf schools which agree to offer hourly instruction and operate under the PROform name. These Learning Centers will be part of a national branding/marketing campaign to create brand awareness and increase the perception of the availability of our instruction.

EXPAND OUR MARKETING PROGRAMS.

We believe that we must create and promote a new, memorable brand identity through multiple marketing channels. Initially, we limited our marketing program to traditional media, such as television and direct marketing. Management believes that we must expand our marketing programs to include other alternatives, including e-commerce and corporate direct marketing. We believe we must build an identifiable brand identity and provide education to our distributors about our marketing programs.

Although we intend to expand our marketing programs, we will rely significantly upon the clients of the schools we intend to acquire to purchase our products and services. We believe marketing to these client groups will allow us to defer our marketing costs with a targeted approach.

INTERNATIONAL OPERATIONS

On May 6, 1997, we signed a five-year agreement with SUNKYONG U.S.A., under which SUNKYONG agreed to represent us in the Republic of Korea (South Korea) on an exclusive basis and to provide introductions to parties on a non-exclusive basis throughout the Pacific Rim relating to product sales, and Destination Golf School opportunities at sites in the Pacific Rim. Details with respect to each site and fees to be paid to SUNKYONG were to be negotiated on a site-by- site basis. This agreement provides that SUNKYONG has the option of purchasing up to 10,000 shares of our common stock at a price of $5.00 per share for each Destination Golf School site, up to 32 sites in total. Sites are subject to our approval. If all 32 sites are opened within the 5-year term of this agreement, we may be obligated to issue 320,000 additional shares of common stock.

However, due to the current business and financial conditions in Asia generally and South Korea in particular, we have done no significant business to date under this agreement, and do not expect to do any significant business under this agreement until Asian business and financial conditions improve.

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

MARKETING

We will market our products and services primarily to clients of the golf schools which we intend to acquire. We intend to market our products and services to our clients and clients of any schools we acquire. We believe this approach will significantly reduce our marketing costs. Additionally, a key component of our strategy is to use available working capital to stimulate additional awareness and recognition of us and our services and products.

Our marketing department has conducted research on the circulation, reader characteristics, and editorial content of various golf publications. Our advertising and article placement strategy is intended to provide national exposure, credibility and demand in the golf market. Our marketing strategy is intended to be broad based, combining advertising in golf publications, such as Golf Digest, with crossover advertising in other media intended to reach targeted demographic and psycho graphic groups. These media include, but are not limited to, high-end business and travel publications as well as electronic media, such as cable television network programming (the Golf Channel) and the Internet. Available capital would be used for larger ads running for consecutive months to establish some degree of name recognition with our targeted audience. In addition, we hope to take advantage of the marketing efforts of the operators of our Learning Centers, as well as any future strategic alliances to expose us to a wider audience at no cost to us.

We have also placed an advertisement in the WALL STREET JOURNAL to promote sales of our Learning Centers.

COMPETITION

The golf instruction market is highly fragmented, with lessons available at a vast number of local golf courses, driving ranges and golf shops, as well as a large number of destination golf schools. Our Destination Golf Schools and licensees of Learning Centers compete with all of these sources of golf instruction. Shaw Guides, an Internet travel information source that compiles golf instruction facilities, lists hundreds of different sources of golf instruction in the United States. Many of the local sites with which our schools compete have greater local name recognition and resources than us. Our Destination Golf Schools compete with several destination golf schools operated throughout the United States, including John Jacobs Golf Schools, David Leadbeater Golf Academy,

Nicklaus/Flick Game Improvement, Arnold Palmer Golf Academy and Golf Digest Schools. Many of the schools with which our Destination Golf Schools and Learning Centers compete have greater resources, a larger number of sites, more prestigious locations or affiliations with well-known and respected golfers or golf instructors than we do. For example, John Jacobs Golf Schools has 30 schools and Golf Digest Schools offer instruction at 15 sites. While management believes that our program is unique in its emphasis on the distributor network for sales to corporations and growth through acquisitions, we cannot assure you that we will be able to compete in the marketplace.

We believe that we are distinguished from our competitors on the basis of the quality of our facilities, our unique curriculum, and our experienced management team and staff. Our curriculum is geared toward the marketing premise that ideas accepted on the professional golf tours are accepted by recreational golfers. Our teaching curriculum has been "recognized" by the Professional Golf Association. This recognition allows us to provide PGA instruction by employing PGA professionals who can work toward or maintain their status in the PGA program. In the May 1999 issue of Golf Magazine, we were rated as one of the top 25 golf schools in America. The rating was based on the following criteria: teaching curriculum, quality of facility, student-teacher ratio, faculty (i.e., PGA instructors), and the use of state of the art equipment, such as computer and video equipment. We received a similar rating by GOLF TIPS Magazine in February of 2001.

EMPLOYEES

As of March 31, 2001, we had 11 full-time and 2 part-time employees. None of our employees is represented by a labor union. We believe that our relationship with our employees is good.


ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------------------------------------------------------

We lease approximately 7,800 square feet of space for administrative, office, and marketing functions in Denver, Colorado, through November 30, 2002. We believe that this property will be sufficient to meet our needs for the duration of the lease.


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------

We have been named in a number of suits to collect amounts that we owe to various parties.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

Our common shares have been quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, since March 5, 2001. Our shares are listed under the symbol "PGLF".

The last reported bid and ask prices of our common stock by the OTC Bulletin Board were $0.51 and $0.65, respectively, on April 12, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of April 12, 2001, there were 304 record holders of our common stock.

During the last two fiscal years, no cash dividends have been declared on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

During the fourth quarter of 2000, we issued and sold the unregistered securities as described below:

We issued 35,000 shares of stock to 4 persons, all of whom were accredited investors for $1.00 per share for $35,000.

We issued 5,000 shares of stock to 1 person, who was an accredited investor, for $5.00 per share for $25,000.

We issued 2,000 shares of common stock to 2 persons, all of whom were accredited investors in consideration for loans having been made to us. The shares were valued at $1.00 per share for a total of $2,000.

We issued 111,886 shares of common stock to 6 persons as an inducement for the purchasing deferred revenue prepaid certificates of PROform for $31,240.

We issued 66,400 shares of common stock to 5 persons for services rendered. The shares were valued at $1.00 per share for a total of $60,000.

We issued 2,500 shares of common stock to 1 person for services rendered. The shares were valued at $2.00 per share for a total of $5,000.

The sale and issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2). Appropriate legends were affixed to the stock certificates issued in the above transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. The securities were offered and sold by us without any underwriters, except for the assistance of Global Financial Group, Inc. All of the purchasers were deemed to be sophisticated with respect to an investment in our securities by virtue of their financial condition and/or relationship to members of our management.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

OVERVIEW

PROform provides quality golf instruction to the public and licenses that golf curriculum to professional instructors. As described in Item 1. Business, our plan of operation has changed over the years in response to changing economic conditions and our inability to obtain adequate financing when needed.

In 1998, we started contracting with golf courses around the country to operate Destination Golf Schools. We had expected proceeds from an initial public offering in mid-1999 to fund those operations. Since we were unable to complete that offering, we were forced to rely on proceeds from sale of debt and equity securities.

We were able to convert $1,907,300 of our debt into equity in 2000, but we have had to incur additional debt to sustain operations.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

TOTAL REVENUE. We had total revenue of $479,459 for the year ended December 31, 2000, compared to $418,813 of total revenue for the 1999 fiscal year. The increase in total revenue was attributable primarily to the development of our corporate sales, selling our Learning Center sales school packages, and the development of our distributor network.

COST OF REVENUE. Cost of revenues for the year ended December 31, 2000 was $403,908 or 84% of total revenue, compared to $364,409 or 87% of total revenue for the 1999 fiscal year. Cost of revenues consists primarily of instructor salaries and site fees (calculated on a "per head" basis). The decrease in cost of revenues was due primarily to increased revenues associated with and the decrease in cost of the site fees due to per head fees instead of flat rate fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, expenses associated with recruiting and training Destination Golf School site managers and instructors, salaries for administrative, sales and marketing staff, and rent at our headquarters, decreased from $3,544,407 for 1999 to $2,599,884 for 2000. The decrease was due primarily to expenses associated with establishing our distributor network in 1999, such as decreased salaries, rent, and advertising expenses. We reduced our personnel, and generated fewer sales materials and brochures. Also, shares issued as inducements for loan funds received and shares issued as inducements for the conversion of loans to stock are accounted for as a financing expense. The amount charged to financing expense decreased from approximately $1,005,751 for the year ended December 31, 1999 to $284,525 for the 2000 fiscal year. During the 2001 fiscal year, management hopes to secure financing for our operations which does not require us to issue share inducements to our creditors; however, there are no assurances that we will be able to obtain such financing.

EXTRAORDINARY ITEM. We had an extraordinary gain on extinguishment of debt, net of tax effect, of $39,587 in

2000 as compared to $53,013 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The cash requirements of funding our operations and expansion have exceeded cash flow from operations. At December 31, 2000, our working capital deficiency was $2,024,095, based on current assets of $81,300 and current liabilities of $2,105,395. To date, we have satisfied our capital needs primarily through debt and equity financing.

During the past two fiscal years, cash provided by financing activities has offset cash used in operating activities. Operating activities used cash of $1,388,423 in fiscal 2000 while financing activities provided cash of $1,471,537. In fiscal 1999, operating activities used $1,314,175, while financing activities provided $1,322,066.

While we converted $1,907,300 of debt into equity during the past fiscal year, total liabilities were $3,210,556 at December 31, 2000, as compared to $3,673,861 at December 31, 1999. We had hoped that a trading market for our stock would have commenced in 2000. This did not occur until March 2001, thereby delaying our ability to acquire other golf school operations with stock and the possibility of achieving critical mass to our operations.

Of the $1,555,402 in long-term debt outstanding at December 31, 2000, $1,246,117 is due to related parties. $431,185 was delinquent as of the date of the audit report and of that amount, $368,685 was due to related parties. $520,635 is payable to persons who are our stockholders, and bears interest at a fixed rate of 8% and 10%, is unsecured and is convertible (principal and unpaid interest) into our common stock at a rate of $1.00 per share at the option of the holder. The notes are due on January 1, 2003; however, the holders of the notes may require us to redeem the notes, in whole or in part, upon the first two anniversary dates of the notes (January 1, 2001and January 1, 2002), by giving notice to us at least 90 days before the anniversary date. We are required to register the shares into which the notes may be converted. The notes may be prepaid without penalty. If we default on the note(s), the holder(s) are entitled one share of our common stock for every $50 per month for each month the note(s) are in default. Additionally, $225,000 of the long-term debt due to unrelated parties is convertible (principal and unpaid interest into common stock).

At December 31, 2000, the current portion of long-term debt was $471,241.

As described above, at December 31, 2000, we had a significant working capital deficit. Therefore, our business plan is dependent upon our ability to acquire golf schools and we will need to raise additional capital to fund our operations and to take advantage of any expansion opportunities. In that event, we cannot assure you that additional capital would be available at all, at an acceptable cost, or on a basis that would be timely to allow us to finance our operations or any expansion opportunities.

As stated in the auditors' report on the financial statements, we incurred a net loss of $2,650,448 for the 2000 fiscal year, and at December 31, 2000, our current liabilities exceeded current assets by $2,024,095, and our total liabilities exceeded total assets by $3,054,037. Our accumulated deficit at December 31, 2000 was $9,693,630. These factors, among others, raise substantial doubt about our ability to continue as a going concern. See the note entitled "Going Concern Consideration" in the notes to the financial statements.

SEASONALITY

Throughout much of the United States, the golf business is seasonal, operating primarily in the summer and additionally in the spring and fall. However, in much of the Southern United States, golf is played either year-round or all year except for the summer. This is primarily due to an outdoor playing season limited by inclement weather or excessive heat. We believe that business at our Destination Golf Schools will be seasonal with increased activity in the winter as students take winter vacations to warm weather destinations, and decreased activity in the summer. In particular, we expect decreased revenues from Destination Golf School operations in May and September each year. We anticipate the closing of our warm weather sites in May, with the staff of those sites moving to a summer site, and anticipate closing our summer sites in September, with the staff returning to their warm weather sites. Of our 11 current Destination Golf Schools, 10 will be open only during the summer and the remaining one will be open year-round.

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


ITEM 7.  FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, their positions, and ages are as follows:

NAME                       AGE              POSITION(S)
----                       ---              -----------
William D. Leary           42               President, Treasurer and Director

John C. Weiner             72               Director

Our bylaws provide for a Board of Directors ranging from 1 to 9 members, with the exact number to be specified by the Board. The number is currently fixed at 2 directors. All directors hold office until the annual meeting of stockholders next following their election, and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

There are no family relationships between any of our directors or executive officers. Our directors receive no compensation for their service as directors. Set forth below are brief descriptions of recent employment and business experience of our officers and directors.

WILLIAM D. LEARY. Since January 1993, Mr. Leary has been our President. From May 1986 until January 1993, Mr. Leary was the President and CEO of the Innova Corporation, a golf distribution company. Mr. Leary was employed as a linebacker by the Denver Broncos of the National Football League from May 1983 to December 1984. From January 1985 through May 1986, Mr. Leary was rehabilitating from an injury that ended his football career and was employed as a golf teaching professional in the United States, Japan, Austria and Switzerland. Mr. Leary graduated with a B.S. in general education from Mesa College, Grand Junction, Colorado in May 1983.

JOHN C. WEINER. Mr. Weiner has been one of our directors since 1995. Since 1982, Mr. Weiner has been Chairman of the Board of JCW Investments, Inc. and JCW Ventures. From 1971 to 1982, Mr. Weiner was founder and President of Trident Investment Management, Inc., a public and private pension and other investment account management service. Mr. Weiner sold Trident Investment Management to Pacific Inland Bancorp in 1982. From 1956 to 1969, Mr. Weiner was employed by Moody's Investors Service, serving as President and Chief Executive Officer from 1966 until 1969. Mr. Weiner studied engineering at Westminster College and Yale University from 1945 to 1946; received a B.A. in pre-med and finance from Ripon College in 1948; received a B.S. in finance and economics from the University of Chicago in 1950; and studied finance at Northwestern University from 1950 to 1952.

KEY EMPLOYEES AND CONSULTANTS

In addition to the foregoing directors and officers, the following individuals are key employees of or consultants to PROform:

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

PROform is not subject to Section 16(a) of the Securities Exchange Act.


ITEM 10.          EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

The following table sets forth information for our Chief Executive Officer ("CEO"), William D. Leary. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of PROform are included in the table.

                                                                         LONG TERM COMPENSATION
                                     ANNUAL COMPENSATION                  AWARDS            PAYOUTS
                                                      OTHER       RESTRICTED   SECURITIES
                                                      ANNUAL         STOCK     UNDERLYING                ALL OTHER
NAME AND PRINCIPAL                                    COMPENSATION AWARD(S)    OPTIONS /      LTIP      COMPENSATION
POSITION              YEAR     SALARY($)   BONUS($)      ($)          ($)       SARS ($)   PAYOUTS ($)      ($)
-------------------- -------- ------------ ---------- ----------- ------------ ----------- ------------ ------------
William D. Leary,     2000     48,000(1)<F1>  -0-        -0-          -0-         -0-          -0-          -0-
President             1999     43,365(1)<F1>  -0-        -0-          -0-         -0-          -0-          -0-
                      1998      60,000        -0-        -0-          -0-         -0-          -0-          -0-

(1)<F1>  We entered into an Employment Agreement dated July 1, 1998 with William
         D. Leary. The Employment Agreement is for a five-year term and provides for salary to Mr. Leary in the amount of $120,000 annually. As of December 31, 2000 and 1999, there was an accrued wages expense of $148,635 and $76,635, respectively, converted into a long-term bond.

We do not have any employment contracts with any of our officers or directors, except for Mr. Leary. See "Item 12. Certain Relationships And Related Transactions." Such persons are employed by us on an at will basis, and the terms and conditions of employment are subject to change by us. Mr. Leary, our chief executive officer, was not granted any stock options during the fiscal years ended December 31, 2000, 1999, 1998 or 1997. He had no stock options at December 31, 2000.

STOCK OPTION PLANS

We have no stock option plans.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

The following table sets forth certain information regarding ownership by each officer and director, and all officers and directors as a group, as well as all persons who own greater than 5% of our outstanding shares, as of April 12, 2001, and as adjusted to reflect the issuance of the shares proposed to be issued to these persons:

NAME AND ADDRESS OF                        SHARES OWNED BENEFICIALLY AND
BENEFICIAL OWNER(1)<F1>                              OF RECORD              PERCENT OF CLASS (2)<F2>

William D. Leary(3)<F3>                             2,000,035                      26.06%
Leah Leary(4)<F4>                                     912,272                      11.89%
William Childs(5)<F5>                                 777,000                      10.12%
Neil Lauridsen                                        393,934                       5.13%
John C. Weiner                                        127,500                       1.66%


NAME AND ADDRESS OF                        SHARES OWNED BENEFICIALLY AND
BENEFICIAL OWNER(1)<F1>                              OF RECORD              PERCENT OF CLASS (2)<F2>
Officers and directors as a group
(2 persons) (3)<F3> (4)<F4>                         2,127,535                      27.19%
-----------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. The address of each of the persons in this table is as follows: c/o PROform golf, inc., 5335 West 48th Avenue, Denver, Colorado 80212.

(2)<F2> Where persons listed on this table have the right to obtain additional shares of common stock through the conversion of convertible securities within 60 days from the date of this report, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 7,675,236 shares of common stock outstanding as of April 12, 2001.

(3)<F3> Includes 17,856 shares owned by Sean Leary and Keenan Leary, minor children of William D. Leary and Leah Leary. Includes 921,272 shares owned by Leah Leary, the wife of William D. Leary. William D. Leary has voting control over the shares owned by Leah Leary pursuant to a Voting Trust Agreement. Includes 148,635 shares issuable upon conversion of a note to Mr. Leary for unpaid services.

(4)<F4> Includes 17,856 shares owned by Sean Leary and Keenan Leary. Excludes 935,200 shares owned by William D. Leary and 148,635 shares issuable to Mr. Leary upon conversion of a note to Mr. Leary for unpaid services. William D. Leary has voting control over shares owned by Leah Leary pursuant to a Voting Trust Agreement.

(5)<F5> Includes 70,000 shares issuable upon conversion of a convertible debenture.

CHANGES OF CONTROL

We are not aware of any events which could result in a change of control of us.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of the information and belief of our present management, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or has had any material interest, director or indirect, in any transaction, within the two years prior to the date of this report, or in any proposed transaction which has materially affected or will materially affect us.

LEARY EMPLOYMENT AGREEMENT. We entered into an employment agreement with William
D. Leary, one of our officers and directors, dated July 1, 1998. The employment agreement is for a five-year term and provides for salary to Mr. Leary in the amount of $120,000 annually. Under the employment agreement, Mr. Leary is prohibited from competing against us for a period of one year from the date of termination of Mr. Leary's employment. A state court may determine not to enforce or only partially enforce this non-compete provision. As of December 31, 2000, we had accrued $148,635 for unpaid salary owed to Mr. Leary. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

NEAL LAURIDSEN CONSULTING AGREEMENT. We entered into a consulting agreement with Mr. Lauridsen on October 1, 1999. The agreement has a three-year term which expires on October 1, 2002. The compensation is 40,000 shares of common stock per year. For the years ended December 31, 2000 and 1999, 40,000 shares of stock have been issued to Mr. Lauridsen for $40,000 and $66,800, respectively, of consulting expense.

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


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

(a)  Exhibits:

   REGULATION                                                                                 CONSECUTIVE
   S-B NUMBER                                      EXHIBIT                                    PAGE NUMBER

       3.1         Amended and Restated Certificate of Incorporation (1)<F1>                      N/A

       3.2         Articles of Amendment dated July 25, 2000 (2)<F2>                              N/A

       3.3         Bylaws (1)<F1>                                                                 N/A

      10.1         Employment Agreement between the Company and William D. Leary dated
                   July 1, 1998 (1)<F1>                                                           N/A
------------------

(1)<F1>  Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-2, File No.
         333-61533.
(2)<F2>  Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-2, File No.
         333-42438.


(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: NONE.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PROFORM GOLF, INC.
                                (f.k.a. Proformance Research Organization, Inc.)



Dated: APRIL 16, 2001           By: /s/WILLIAM D. LEARY
                                   ---------------------------------------------
                                   William D. Leary, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                                      DATE
                                          President and Director
                                          (Principal Executive Officer, Principal
/S/ WILLIAM D. LEARY                      Financial and Accounting Officer)          April 16, 2001
-----------------------------------
William D. Leary


/s/ JOHN C. WEINER                        Director                                   April 16, 2001
-----------------------------------
John C. Weiner


                               Proform Golf, Inc.
                          As of and for the Years Ended
                           December 31, 2000 and 1999

                               Proform Golf, Inc.
                                Table of Contents

                                                                                 PAGE
Report of Independent Auditors                                                    F-3

Balance Sheet at December 31, 2000                                                F-4

Statements of Operations for the Years Ended December 31, 2000 and 1999           F-5

Statement of Changes in Stockholders' (Deficit) for the Years Ended
December 31, 2000 and 1999                                                        F-6

Statements of Cash Flows for the Years Ended December 31, 2000 and 1999           F-7

Notes to Financial Statements                                             F-8 to F-16

STARK TINTER & ASSOCIATES, LLC
-------------------------------------------------------------------------------
                                                   Certified Public Accountants
                                                          Financial Consultants



                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Proform Golf, Inc.

We have audited the accompanying balance sheet of Proform Golf, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proform Golf, Inc. as of December 31, 2000, and the results of its operations, and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/STARK TINTER & ASSOCIATES, LLC

Stark Tinter & Associates, LLC
Denver, Colorado
April 4, 2001


         7535 East Hampden Avenue, Suite 109 o Denver, Colorado 80231 o
                       (303) 694-6700 Fax (303) 694-6761

                               PROFORM GOLF, INC.
                  (FKA PROFORMANCE RESEARCH ORGANIZATION, INC.)
                                  BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS
CURRENT ASSETS
   Cash                                                                         $    66,467
   Due from employees                                                                 2,500
   Prepaid expenses                                                                  12,333
                                                                                ------------
      Total current assets                                                           81,300
                                                                                ------------

PROPERTY AND EQUIPMENT, NET                                                          64,169
                                                                                ------------

OTHER ASSETS                                                                         11,050
                                                                                ------------

                                                                                $   156,519
                                                                                ============
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                        $   899,878
   Accrued payroll and related taxes                                                173,293
   Current portion of long term debt                                                450,241
   Related party payable                                                            133,220
   Deferred revenue                                                                 448,763
                                                                                ------------
      Total current liabilities                                                   2,105,395
                                                                                ------------

LONG-TERM DEBT                                                                    1,105,161
                                                                                ------------

STOCKHOLDERS' (DEFICIT)
   Preferred stock, Series A, convertible, cumulative, $.0001 stated value,
     1,000,000 shares authorized, none issued and outstanding                             -
   Preferred stock, Series B, convertible, cumulative, $.0001 stated value,
     1,000,000 shares authorized, none issued and outstanding                             -
   Preferred stock, Series C, convertible, cumulative, $.0001 stated value,
     2,000,000 shares authorized, none issued and outstanding                             -
   Common stock, $.0001 par value, 20,000,000 shares authorized,
     7,354,737 shares issued and outstanding                                            735
   Additional paid in capital                                                     6,638,858
   Accumulated deficit                                                           (9,693,630)
                                                                                ------------
                                                                                 (3,054,037)
                                                                                ------------

                                                                                $   156,519
                                                                                ============

                See accompanying notes to financial statements.

                         PROFORM GOLF, INC.
            (FKA PROFORMANCE RESEARCH ORGANIZATION, INC.)
                      STATEMENTS OF OPERATIONS

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
REVENUES
 Golf school revenue                                          $   297,459    $   173,813
 License fees                                                     182,000        245,000
                                                              ------------   ------------
    Total revenue                                                 479,459        418,813

COST OF REVENUES                                                  403,908        364,409
                                                              ------------   ------------
       GROSS PROFIT                                                75,551         54,404
                                                              ------------   ------------

OPERATING EXPENSES
  Sales, general and administrative                             2,599,884      3,544,407
  Depreciation                                                     18,763         14,858
                                                              ------------   ------------
    Total operating expenses                                    2,618,647      3,559,265
                                                              ------------   ------------

(LOSS) FROM OPERATIONS                                         (2,543,096)    (3,504,861)

INTEREST EXPENSE                                                  167,332        114,742
                                                              ------------   ------------

(LOSS) BEFORE EXTRAORDINARY ITEM AND INCOME TAX (BENEFIT)      (2,710,428)    (3,619,603)

EXTRAORDINARY ITEM
  Gain on early extinguishment of debt, net of income taxes
    of $20,393 and $27,310                                         39,587         53,013
                                                              ------------   ------------

NET (LOSS) BEFORE INCOME TAXES (BENEFIT)                       (2,670,841)    (3,566,590)

INCOME TAXES (BENEFIT)                                            (20,393)       (27,310)
                                                              ------------   ------------


NET (LOSS)                                                    $(2,650,448)   $(3,539,280)
                                                              ============   ============

PER SHARE INFORMATION
  WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)       7,291,159      4,351,131
                                                              ============   ============

(LOSS) PER COMMON SHARE
     (Loss) from operations                                   $     (0.37)   $     (0.83)
     Extraordinary item                                              0.01           0.01
                                                              ------------   ------------
NET (LOSS) PER COMMON SHARE                                   $     (0.36)   $     (0.82)
                                                              ============   ============


                See accompanying notes to financial statements.

                                PROFORM GOLF, INC
                     (FKA PROFORMANCE RESEARCH ORGANIZATION)
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                            Preferred Stock             Preferred Stock             Preferred Stock
                                               Series A                     Series B                    Series C
                                      Shares          Amount         Shares         Amount         Shares        Amount
                                    ------------   ------------   ------------   ------------   ------------   ------------
Balance at January 1, 1999              857,850    $ 1,225,500        648,200     $  212,800              -      $       -

Issuance of stock for cash                    -              -              -              -        190,000        475,000

Conversion of Series A to common
 shares                                (857,850)    (1,225,500)             -              -              -              -

Conversion of Series B to common
 shares                                       -              -       (648,200)      (212,800)             -              -

Stock issued in consideration for
  services rendered                           -              -              -              -              -              -

Stock issued in consideration for
   loans received                             -              -              -              -              -              -

Stock issued in consideration for
  Series C stock purchased                    -              -              -              -              -              -

Stock issued in consideration for
 distributorship agreements                   -              -              -              -              -              -

Net (loss) for 1999                           -              -              -              -              -              -
                                    ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1999                  -              -              -              -        190,000        475,000

Issuance of stock for cash                    -              -              -              -         12,000         30,000

Stock issued in consideration for
 loans received                               -              -              -              -              -              -

Conversion of Series C to common
 shares                                       -              -              -              -       (202,000)      (505,000)

Stock issued in consideration for
  services rendered                           -              -              -              -              -              -

Stock issued in consideration for
 debt conversion                              -              -              -              -              -              -

Stock issued in consideration for
 distributorship repurchase                   -              -              -              -              -              -

Net (loss) for 2000                           -              -              -              -              -              -
                                    ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000                  -    $         -              -     $        -              -     $        -
                                    ============   ============   ============   ============   ============   ============


                                                                Additional
                                            Common Stock          Paid in      Accumulated
                                       Shares        Amount       Capital         Deficit         Total
                                    ------------  ------------  ------------   ------------   ------------
Balance at January 1, 1999            2,650,810          $265    $  278,715    $(3,503,902)   $(1,786,624)

Issuance of stock for cash                    -             -             -              -        475,000

Conversion of Series A to common
 shares                                 857,850            86     1,225,414              -              -

Conversion of Series B to common
 shares                                 648,200            65       212,735              -              -

Stock issued in consideration for
  services rendered                     178,040            18       297,305              -        297,323

Stock issued in consideration for
   loans received                       531,214            53       887,075              -        887,128

Stock issued in consideration for
  Series C stock purchased               95,000             9            (9)             -              -

Stock issued in consideration for
 distributorship agreements              38,000             4        94,996              -         95,000

Net (loss) for 1999                           -             -             -     (3,539,280)    (3,539,280)
                                    ------------         -----  ------------   ------------   ------------
Balance at December 31, 1999          4,999,114           500     2,996,231     (7,043,182)    (3,571,451)

Issuance of stock for cash              677,000            68       714,932              -        745,000

Stock issued in consideration for
 loans received                          98,740            10       114,420              -        114,430

Conversion of Series C to common
 shares                                 202,000            20       504,980              -              -

Stock issued in consideration for
  services rendered                     300,400            30       289,216              -        289,246

Stock issued in consideration for
 debt conversion                        965,597            96     1,907,204              -      1,907,300

Stock issued in consideration for
 distributorship repurchase             111,886            11       111,875              -        111,886

Net (loss) for 2000                           -             -             -     (2,650,448)    (2,650,448)
                                    ------------         -----  ------------   ------------   ------------
Balance at December 31, 2000          7,354,737          $735   $ 6,638,858    $(9,693,630)   $(3,054,037)
                                    ============         =====  ============   ============   ============



                See accompanying notes to financial statements.

                               PROFORM GOLF, INC.
                  (FKA PROFORMANCE RESEARCH ORGANIZATION, INC.)
                             STATEMENT OF CASH FLOWS

                                                                     YEAR ENDED         YEAR ENDED
                                                                    DECEMBER 31,       DECEMBER 31,
                                                                        2000               1999
                                                                    ------------       ------------
OPERATING ACTIVITIES
    Net (loss)                                                      $(2,650,448)       $(3,539,280)
    Adjustments to reconcile net (loss)
             to net cash (used in) operating activities:
                 Depreciation and amortization                           18,763             14,858
                 Extraordinary item                                      59,980             80,323
                 Common stock issued as inducements                     114,430            887,128
                 Common stock issued for services                       289,246            297,323
                 Officer salary converted to bond payable                72,000             76,635
                 Write-off of deferred financing costs                        -             96,653
   Changes in assets and liabilities
        (Increase) decrease in due from employees                          (236)             3,945
        (Increase) decrease in prepaid expenses                           4,167            (16,500)
        (Increase) decrease in note receivable                            6,000             12,000
        Decrease in deferred offering costs                                   -             34,626
        (Increase) decrease in other assets                                 313             (6,700)
        Increase in accounts payable and accrued expenses               280,146            590,739
        Increase in accrued payroll and related taxes                   213,382             21,345
        Increase in related party payable                               107,381              7,315
        Increase in deferred revenue                                     96,453            166,517
        (Decrease) in liabilities of discontinued operations                  -            (41,102)
                                                                    ------------       ------------

      Net cash (used in) operating activities                        (1,388,423)        (1,314,175)
                                                                    ------------       ------------

INVESTING ACTIVITIES
  Purchase of fixed assets                                              (16,647)           (12,661)
                                                                    ------------       ------------

     Net cash (used in) investing activities                            (16,647)           (12,661)
                                                                    ------------       ------------

FINANCING ACTIVITIES
  Increase (decrease) in bank overdraft                                  (2,808)             2,808
  Proceeds from notes and bonds payable, related party                  560,795            426,707
  Payment on notes and bonds payable, related party                    (271,815)          (365,000)
  Net proceeds from issuance of stock                                   745,000            570,000
  Proceeds from note and bonds payable                                  448,365            697,128
  Payments on note and bonds payable                                     (8,000)            (9,577)
                                                                    ------------       ------------
     Net cash provided by financing activities                        1,471,537          1,322,066
                                                                    ------------       ------------

                         Net increase (decrease) in cash                 66,467             (4,770)

CASH AT BEGINNING OF YEAR                                                     -              4,770
                                                                    ------------       ------------

CASH AT END OF YEAR                                                 $    66,467        $         -
                                                                    ============       ============


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
       Interest                                                     $    21,933        $     4,548
                                                                    ============       ============

       Income taxes                                                 $         -        $         -
                                                                    ============       ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES

  Debt converted to common stock                                    $ 1,907,300        $         -
                                                                    ============       ============

  Common stock issued  for distributorship repurchase               $   111,866        $         -
                                                                    ============       ============

                See accompanying notes to financial statements.

                               PROFORM GOLF, INC.
                     (FKA PROFORMANCE RESEARCH ORGANIZATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in 1993 in Colorado under the name of World Associates, Inc. On July 31, 1998, the Company merged into Proformance Research Organization, Inc. ("PRO"), a Delaware corporation, with PRO surviving (see Note
3). On July 25, 2000 the Company changed its name to Proform Golf, Inc.

The Company generates revenue through golf schools and licenses. The Company operates destination golf schools by contracting with existing facilities to provide instruction. The Company also licenses its system of golf instruction throughout the United States

Reclassification

Certain items have been reclassified in the financial statements for December 31, 1999 to conform to the December 31, 2000 financial statement presentation.

Revenue Recognition

Golf school revenues are recognized in the period when the student attends the golf school. Revenues from licensees and consulting contracts are recognized during the period in which the contractually stipulated services are provided.

Depreciation

Property and equipment is stated at cost and being is depreciated on a straight-line basis over the estimated economic life (5 years) of the related asset.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss per Share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income
(loss) by the weighted average

                               PROFORM GOLF, INC.
                     (FKA PROFORMANCE RESEARCH ORGANIZATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to either expense the estimated fair value of stock warrants and options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Advertising Costs

Advertising is expensed as incurred. Advertising costs expensed during years ended December 31, 2000 and 1999 were $62,787 and $130,009, respectively.

Segment Information

The Company follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Product Concentration

The Company's ability to generate revenue is dependant upon the vitality and long-term acceptance of golf as a recreational sport.

Impairment Of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying

                               PROFORM GOLF, INC.
                     (FKA PROFORMANCE RESEARCH ORGANIZATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2000, management does not believe there is any impairment of the carrying amounts of assets.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued expenses, and notes payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or they are receivable or payable on demand, and their carrying amounts approximate fair value.

The fair value of long-term debt approximates its carrying value as the stated interest rates of the debt reflects current market conditions.

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not engaged in any hedging activities for the years ended December 31, 2000 and 1999.

During December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB No. 101) which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB No. 101. As a result, SAB No. 101 will not be effective for the Company until the

                               PROFORM GOLF, INC.
                     (FKA PROFORMANCE RESEARCH ORGANIZATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


quarter ending September 30, 2001. The Company does not anticipate that SAB No. 101 will impact the Company's revenue recognition policies.

NOTE 2. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31, 2000:

     Furniture and fixtures                             $ 32,922
     Leasehold improvements                               14,873
     Equipment                                            38,708
     Vehicle                                              32,213
                                                        --------
                                                         118,716
     Less: Accumulated depreciation                       54,647
                                                        --------
         Total                                          $ 64,169
                                                        ========

For the years ended December 31, 2000 and 1999, depreciation expense charged to operations was $18,763 and $14,858, respectively.

NOTE 3. LEASE OBLIGATION

The Company leases office space under an operating lease arrangement for $7,000 per month. The lease expires on October 31, 2003.

Minimum future lease payments on the office lease are as follows:

                     YEAR                    AMOUNT

                     2001                  $ 78,000
                     2002                    78,000
                     2003                    65,000
                                           --------
                       Totals              $221,000
                                           ========

For the years ended December 31, 2000 and 1999, the amounts charged to operations for rent expense were $78,980 and $67,815, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company entered into an employment agreement for the position of President and Chief Executive Officer on July 1, 1998. The agreement has a five-year term, which expires on June 30, 2003. The base compensation is a minimum of $120,000 per year. In addition to the base compensation incentive compensation will be determined by the Compensation Committee of the Board of Directors and begins on January 1, 1999. During the term of employment and in the event of termination of employment the employee cannot directly or indirectly own or manage a similar business within a four

                               PROFORM GOLF, INC.
                     (FKA PROFORMANCE RESEARCH ORGANIZATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


hundred-mile radius. As of December 31, 2000 $148,635 of salaries are due to this officer. The unpaid wages were converted into a bond payable and are included in long-term debt as of December 31, 2000.

The Company entered into a consulting agreement with a director on October 1, 1999. The agreement has a three-year term, which expires on October 1, 2002. Compensation for services provided is 40,000 shares of common stock per year. For the year ended December 31, 2000 and 1999, 40,000 shares of stock have been issued to this director for $40,000 and $66,800, respectively, of consulting expense.

The Company entered into a consulting agreement with a stockholder on November 1, 2000. The agreement has a one-year term and expires on November 1, 2001. The compensation is a 10% to 15% commissions on various sales of golf school pre-paid packages and funding source identifications. The Company had advanced $8,333 as a prepayment of commissions, $2,500 which had been earned during the year ended December 31, 2000. The remainder of the advance, $5,833, is included in prepaid expenses.

NOTE 5. LONG TERM DEBT

The following is a summary of unsecured long term debt at December 31, 2000:

      8% convertible promissory notes payable                                   $    2,300

      8% -10%  promissory  note  payable,  delinquent  as of the date of
      audit report                                                                  62,500

      12% convertible bonds, interest payable semi-annually                          7,000

      8% promissory notes to related  parties,  delinquent as of date of
      audit report                                                                 368,685

      10% convertible bonds payable, interest payable semi-annually                225,000

      10%  convertible  promissory  notes  to  related  party,  interest
      payable semi-annually, redeemable annually                                   272,000

      8%  convertible   bonds  to  related  parties,   interest  payable
      semi-annually, redeemable annually                                           248,635

      8% convertible bonds to related parties                                      356,797

      Long-term lease obligation                                                    12,485
                                                                                ----------

      Total long term debt                                                       1,555,402
      Less current portion                                                         450,241
                                                                                ----------
      Long term debt net of current portion                                     $1,105,161
                                                                                ==========

                               PROFORM GOLF, INC.
                     (FKA PROFORMANCE RESEARCH ORGANIZATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 5. LONG TERM DEBT (CONTINUED)

     The following table shows the aggregate maturities, by year, of long-term debt obligations as of December 31, 2000:


                  YEAR          AMOUNT
                  ----          ------
                  2001       $  450,241
                  2002            7,729
                  2003          948,797
                  2004          148,635
                             ----------
                             $1,555,402
                             ==========

NOTE 6. STOCKHOLDERS' EQUITY

In September 1999 the Company authorized the issuance of 2,000,000 shares of Series C Preferred Stock to be issued at the discretion of the Board of Directors for $2.50 per share. The Series C Preferred Stock has no dividends. The Series C Preferred Stock is convertible into common stock at the rate of one share of preferred stock for one share of common stock. The Series C Convertible Preferred Stock automatically converted to common stock pursuant to the registration statement that became effective August 11, 2000.

During the year ended December 31, 1999, the Company had the following equity transactions:

o Issued 190,000 shares of Series C at $2.50 per share for cash of $475,000
o Converted 857,850 shares of Series A to 857,850 shares of Common Stock
o Converted 648,200 shares of Series B to 648,200 shares of Common Stock
o Issued 531,214 shares of Common Stock at $1.67 per share as inducements for loan funds received. The value of the inducements of $887,128 has been charged to operations.
o Issued 95,000 shares of Common Stock as an inducement for purchase of Series C preferred stock. The value of the inducements of $158,650 has been charged to stockholders' (deficit).
o Issued 38,000 shares of Common Stock at $2.50 per share as inducements for distributor funds received. The value of the inducements of $95,000 has been charged to operations.
o Issued 178,040 shares of Common Stock at $1.67 per share for consulting services rendered. The value of the services of $297,323 has been charged to operations.

                               PROFORM GOLF, INC.
                     (FKA PROFORMANCE RESEARCH ORGANIZATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


During the year ended December 31, 2000, the Company had the following equity transactions:

o Issued 677,000 shares of Common Stock for cash of $715,000 at prices per share of $1.00 and $2.50.
o Issued 12,000 shares of Series C at $2.50 per share for cash of $30,000
o Issued 98,740 shares of Common Stock at $1.67 and $1.00 per share as inducements for loan funds received. The value of the inducements of $114,430 has been charged to operations.
o Converted 202,000 shares of Series C to 202,000 shares of Common Stock
o Issued 300,400 shares of Common Stock at $1.00 and $2.00 per share for consulting services rendered. The value of the services of $289,246 has been charged to operations.
o Converted $1,907,300 in debt to 965,597 shares of Common stock
o Issued 111,886 shares of Common Stock at $1.00 per share for the purchase of deferred revenue certificates. The value of the stock of $111,886 has been charged to operations.

NOTE 7. STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2000, the Company issued 26,000 common stock warrants as loan inducements to non-employees, 7,000 exercisable at $1.67 per share, 9,000 at $3.00 per share and 10,000 at $6.00 per share. The maximum term of the warrant is eight years.

Common stock warrant activity is as follows:
                                                                       Weighted
                                                                        Average
                                                          Number of    Exercise
                                                           SHARES        PRICE

   Outstanding at January 1, 2000                          710,300       $6.00
   Granted                                                  26,000       $3.80
   Exercised                                                     -           -
   Forfeited                                                     -           -
                                                           -------       -----

Outstanding at December 31, 2000                           736,300       $5.92
                                                           =======       =====
Warrants exercisable at December 31, 2000                  736,300
                                                           =======

Weighted average fair value of options
 granted during year                                       $     -
                                                           =======

                               PROFORM GOLF, INC.
                     (FKA PROFORMANCE RESEARCH ORGANIZATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


As of December 31, 2000 all outstanding warrants were exercisable. Following is a summary of outstanding warrants as of December 31, 2000:

                                                 Weighted           Weighted
                                                 Average            Average
Exercise                   Number              Contractual          Exercise
PRICES                  OUTSTANDING               LIFE                PRICE
------                  ------------         --------------       --------------
$1.67                          7,000             4.3 years              $1.67
$3.00                          9,000             5.5 years              $3.00
$6.00                        720,300             4.0 years              $6.00

NOTE 8. EXTRAORDINARY ITEM-GAIN ON EXTINGUISHMENT OF DEBT

The Company negotiated with several creditors for debt settlement. During the years ended December 31, 2000 and 1999 extraordinary gains of $59,980 and $80,323, respectively, were recorded as an extraordinary items.

NOTE 9. INCOME TAXES

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

Income tax provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% as a result of the following:

                                                        Year Ended             Year Ended
                                                       DEC. 31, 2000          DEC. 31, 1999
Computed "expected" tax (benefit)                      $(2,200,000)           $(1,203,000)
Valuation allowance                                      2,200,000              1,203,000
                                                       ------------           ------------
                                                       $         -            $         -
                                                       ============           ============

The net change in valuation allowance for the year ended December 31, 2000 was $997,000.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                               PROFORM GOLF, INC.
                     (FKA PROFORMANCE RESEARCH ORGANIZATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


                                                        Temporary         Tax
                                                        DIFFERENCE       EFFECT
Net operating loss carryforward:                        $9,600,000    $2,200,000
                                                        ==========    ==========

The net operating loss carry forward will expire through 2020. The deferred tax asset of $2,200,000 has been fully reseverved as of December 31, 2000.

NOTE 10. GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial recurring losses, aggregating $2,650,448 in 2000 and $3,539,280 in 1999, and has a working capital deficiency of $2,045,095 and stockholders' deficiency of $3,054,037 as of December 31, 2000.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and obtain sufficient working capital to institute their business plan. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.