Form 10QSB
period 2001-03-31
PROFORM GOLF INC
filed 2001-05-21
CIK 1012176

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                  EXCHANGE ACT

    For the transition period from _______________ to ______________

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

            7,412,237 SHARES OF COMMON STOCK, $.0001 PAR VALUE, AS OF
                                 MARCH 31, 2001

  Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                  -----    -----

Exhibit index on page 11                                     Page 1 of 11 pages

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                                  Balance Sheet
                                 March 31, 2001
                                  (Unaudited)

                                     ASSETS

Current assets
   Cash                                                                                           $     10,663
   Due from employees                                                                                    2,500
   Prepaid Expenses                                                                                     28,999
                                                                                                  -------------
       Total current assets                                                                             42,162
                                                                                                  -------------

Property and equipment - net of accumulated depreciation                                                57,872
Other assets                                                                                            11,050
                                                                                                  -------------

                                                                                                  $    111,084
                                                                                                  =============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Accounts payable                                                                               $    403,770
   Accrued expenses                                                                                    564,880
   Deposits from related party                                                                          60,000
   Accrued payroll and related taxes                                                                   145,698
   Current portion of long term debt                                                                   371,685
   Related party payable                                                                               146,743
   Deferred revenue and deposits payable                                                               457,937
                                                                                                  -------------
       Total current liabilities                                                                     2,150,713
                                                                                                  -------------

Long term debt                                                                                       1,295,814
                                                                                                  -------------

Commitments and contingencies

Stockholders' deficiency
   Preferred stock, Series A, convertible, cumulative, $.0001 stated value,
     1,000,000 shares authorized, none  issued and outstanding                                               -
   Preferred stock, Series B, convertible, cumulative, $.0001 stated value,
     1,000,000 shares authorized, none  issued and outstanding                                               -
   Preferred stock, Series C, convertible, cumulative, $.0001 stated value,
     2,000,000 shares authorized, none  issued and outstanding
   Common stock, $.0001 par value, 20,000,000 shares authorized,
     7,412,237 shares, issued and outstanding                                                              741
   Additional paid in capital                                                                        6,708,851
   Accumulated deficit                                                                             (10,045,035)
                                                                                                  -------------
       Total stockholders' deficiency                                                               (3,335,443)
                                                                                                  -------------

                                                                                                  $    111,084
                                                                                                  =============


                See accompanying notes to financial statements.

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                            Statements of Operations
               For the three months ended March 31, 2001 and 2000
                                  (Unaudited)


                                                   2001                2000
                                               -------------       ------------
REVENUES
  Golf School                                  $     38,776        $   536,696
   License fees                                      50,000                -
                                               -------------       ------------
       TOTAL REVENUES                                88,776            536,696
                                               -------------       ------------

Cost of revenues                                     78,478            109,281
                                               -------------       ------------
Gross (loss) profit                                  10,298            427,415
                                               -------------       ------------

Operating expenses
  Sales, general and administrative                 321,474            573,204
  Depreciation                                        5,060              3,705
                                               -------------       ------------
    Total operating expenses                        326,534            576,909
                                               -------------       ------------

Operating (loss)                                   (316,236)          (149,494)

Interest expense                                     35,169             45,817
                                               -------------       ------------

Net (Loss)                                     $   (351,405)       $  (195,311)
                                               =============       ============

Per share information
   Weighted average shares outstanding            7,364,779          5,298,448
                                               =============       ============
 Net (loss) per common share                          (0.05)             (0.04)
                                               =============       ============


                See accompanying notes to financial statements.

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                            Statements of Cash Flows
               For the three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                             2001                2000
                                                                        ---------------      -------------

      Net cash (used in) operating activities                                 (277,290)          (507,650)
                                                                        ---------------      -------------

Cash flows from investing activities:
  Sale (purchase) of fixed assets                                                1,237            (25,309)
                                                                        ---------------      -------------
     Net cash (used in) investing activities                                     1,237            (25,309)
                                                                        ---------------      -------------

Cash flows from financing activities:
  Proceeds from notes and bonds payable, related party                          27,500            202,000
  Payment on notes and bonds payable, related party                            (17,653)          (268,857)
  Net proceeds from issuance of stock                                           70,000            630,000
  Proceeds from note and bonds payable                                         140,402                -
                                                                        ---------------      -------------
     Net cash provided by financing activities                                 220,249            563,143
                                                                        ---------------      -------------

Net increase (decrease) in cash                                                (55,804)            30,184

Beginning - cash                                                                66,467             (2,808)
                                                                        ---------------      -------------

Ending - cash                                                           $       10,663       $     27,376
                                                                        ===============      =============



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

DEPOSITS

The Company received $60,000 in deposits for the pending formation of a related company.

STOCKHOLDERS' EQUITY

Common Stock

During the three months ended March 31, 2001 the Company issued 57,500 shares of its $.0001 par common stock for $70,000 in cash. There was no issuance cost.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Our goal is to be the largest golf school in the United States. We acquired our first golf school, which established our curriculum, in September 1996. For the next approximately three years we attempted to take our golf instruction program to the Pacific Rim through a fortune 50 firm, SUNKYONG. However, this opportunity did not materialize due to financial conditions in Asia. Therefore, we have spent the last two years revising our business plan and have implemented a method for selling and marketing our services and increasing the number of golf schools we operate.

         During 2001, we have decided to focus our efforts on licensing our curriculum to professional instructors and we are continuing to acquire other golf schools, which would in turn become Destination Golf Schools. We intend to acquire other golf schools using principally stock. We believe that having our stock quoted on the Over-the Counter Bulletin Board will assist us in raising funds to acquire other golf schools and us to continue to acquire other golf schools for stock. Our business plan is dependent upon our ability to acquire other golf schools. We have developed our business in a way that we believe will benefit from economies of scale achieved through acquiring other golf schools. At our present stage of development, our operations are too small to benefit from these economies of scale. While we have initially acquired these schools no assurances can be made that we will be able to continue to acquire companies.

INSTRUCTION CENTERS

         We offer courses through two outlets - Destination Golf Schools and Learning Centers. Destination Golf Schools are being acquired and established by PROform and offer full-day and multiple-day courses. Learning Centers are operated by independent licensees and offer hourly instruction, as well as conducting sales of "fitted" golf clubs. These clubs are supplied by major golf club manufacturers. The manufacturer delivers the clubs upon receipt of the consumers' specifications. Therefore, the Learning Center is in effect brokering the golf clubs without inventory cost.

         Destination Golf Schools and Learning Centers may exist at the same location, thereby allowing the student to select full-day, multiple-day or hourly instruction based on the student's needs. As of May 15, 2001, we had 11 Destination Golf Schools under contract for operation during all or portions of the year. We had one licensee operating a Learning Center and three other licensees working towards operational Learning Centers.

BUSINESS STRATEGY

         The key elements of our strategy are (1) to acquire other golf schools;
(2) license the right to our teaching curriculum to be used as Learning Centers; and (3) to expand our marketing programs. We cannot assure you that we will be able to execute our strategy successfully.

   o     ACQUIRE OTHER GOLF SCHOOLS

         We believe that the most important consideration for a golfer deciding which golf school to attend is location. We believe that we can attract more students and sell more student days by offering more locations. We believe acquiring existing golf schools is the best method to increase the number of available locations. Management believes that we can acquire existing golf schools using primarily stock and to a lesser extent cash. We believe acquisitions of currently operating golf schools can significantly increase our revenue base. In addition, we believe that there will be a six to nine month delay from when we acquire a school until we are able to see the financial benefits, if any, from such acquisition. We are currently in various states of discussions with several golf schools, the majority of which have an average gross revenue of $300,000 to $400,000, an average of two instruction sites per school. As of May 15, 2001, we have acquired three schools with cumulative gross revenues of $1,000,000. While we intend to acquire operations of several golf schools, we do not intend to consolidate the operations of more than two schools per month. Therefore, several of the acquisitions will operate autonomously until we can consolidate their operations effectively.

         The expense associated with acquiring golf schools and opening new sites pertain to recruiting and training instructors and staff, rent, and advertising. The start-up costs of establishing these new facilities are incurred in advance of advertising the sites and booking the students into the sites. Having established infrastructures for Destination Golf School operations, management believes we can now achieve economies of scale in certain of our operations, in particular advertising, student bookings, and billings.

         Our intent is to locate our sites in different geographic regions with varying golf seasons, which we believe will reduce the effect of seasonality of our business. We have incurred significant expense for personnel training, which we believe will assist us in implementing our expansion plans. By placing an emphasis on training, we have enabled our staff to become very familiar with our systems, which in turn will assist with the training of new staff of acquired schools.

   o     LICENSE THE RIGHT TO OUR TEACHING CURRICULUM TO BE USED AT LEARNING
         CENTERS

         We license our curriculum to golf schools, which agree to offer hourly instruction and operate under the PROform name. These Learning Centers will be part of a national branding/marketing campaign to create brand awareness and increase the perception of the availability of our instruction.

   o     EXPAND OUR MARKETING PROGRAMS

         We believe that we must create and promote a new, memorable brand identity through multiple marketing channels. We believe this can be accomplished by acquiring golf companies and in turn acquiring their marketing budgets.

RESULTS OF OPERATIONS

         NET LOSS. We incurred a net loss of $351,405 for the quarter ended March 31, 2001, as compared to a loss of $195,311 for the comparable 2000 fiscal quarter, an increase of approximately 80%. The increase in the loss is due primarily to decreased revenues during the period, which were the result of the Company's increased focus and effort on acquiring competing golf schools and selling Learning Centers and decreased focus on selling classes and distributorships.

         TOTAL REVENUE. We had total revenue of $88,776 for the quarter ended March 31, 2001, compared to $536,696 of total revenue for the comparable 2000 fiscal period. The total revenue for 2001 fiscal period is comprised of $38,776 of golf school revenue and $50,000 Learning Center license fees. The comparable 2000 fiscal period was comprised of $334,196 of golf school revenue and $202,500 of Distributorship license fees. The $295,420 decrease in golf school revenue was attributable primarily to management's decision to focus on acquiring other golf schools and licensing our teaching curriculum, rather than selling classes. There were no Distributor license fees for the quarter ended March 31, 2001 as Management is no longer selling distributorships and has redirected its efforts to the sale Learning Centers that will generate Learning Center license fees and subsequent club sales.

         COST OF REVENUE. Cost of revenues for the quarter ended March 31, 2001 was $78,478 against $38,776 of golf school revenue, compared to $109,281 against $334,196 of golf school revenue for the 2000 quarter. Cost of revenues consists primarily of instructor salaries and site fees (calculated on a "per head" basis). Cost of revenues increased as a percentage of total revenues due primarily to instructor salaries for periods with very few students. The Company was unable to maximize its profitability due to lower student/instructor ratios. Management believes the acquisition of existing schools will address this problem.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, salaries for administrative, sales and marketing staff, and rent at our headquarters, decreased by 46% to $321,474 for the quarter ended March 31, 2001 from $573,204 for the comparable 2000 quarter. This change is due to decreased marketing for golf schools, a reduction in the amount of staff and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The cash requirements of funding our operations and expansion have exceeded cash flow from operations. At March 31, 2001, our working capital deficiency was $2,108,551, as compared to $2,024,095 at December 31, 2000. To date, we have satisfied our capital needs primarily through debt and equity financing.

         At March 31, 2001, short-term notes payable and bonds was $371,685, as compared to $450,241 at December 31, 2000. The decrease was due to the repayment and conversion of debt.

         As described above, at March 31, 2001, we had a significant working capital deficit. This deficit is the result of losses during the Pacific Rim effort discussed above. Therefore, our business plan is dependent upon our ability to acquire golf schools and establish Learning Centers and we will need to raise additional capital to fund our operations and to take advantage of any expansion opportunities. In that event, we cannot assure you that additional capital would be available at all, at an acceptable cost, or an a basis that would be timely to allow us to finance our operations or expansion opportunities.

         At March 31, 2001, our current liabilities exceeded current assets by $2,108,551 and our total liabilities exceeded total assets by $3,335,444. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

SEASONALITY

         Throughout much of the United States, the golf business is seasonal, operating primarily in the summer and additionally in the spring and fall. However, in much of the Southern United States, golf is played either year-round or all year except for the summer. In addition, our operations are subject to the effects of inclement weather from time to time even during the seasons that they are open. The timing of any new facility openings, the seasons our facilities are open, the effects of unusual weather patterns and the seasons in which students are inclined to attend golf schools are expected to cause our future results of operations to vary significantly from quarter to quarter.

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


FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2000, as well as statements made by the Company in periodic press releases, and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) required accounting changes; and (5) other factors over which the Company has little or no control.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2001, we issued 12,500 shares of common stock for cash at $2.50 per share and 45,000 shares of common stock for cash at $1.00 per share. There were no issuance costs associated with either sale.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         At March 31, 2001, the Company was in default on the payment of principal and interest on approximately $371,685 of debt.

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

                                     PROFORM GOLF, INC.
                                     (Registrant)


Date:    May 21, 2001                By:/s/ WILLIAM D. LEARY
                                        ----------------------------------------
                                            William D. Leary, President
                                            (Principal Financial and Accounting
                                            Officer)