Form 10QSB
period 2001-06-30
PROFORM GOLF INC
filed 2001-08-20
CIK 1012176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the quarterly period ended: JUNE 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                  EXCHANGE ACT

         For the transition period from ______________ to _______________

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

            8,320,237 SHARES OF COMMON STOCK, $.0001 PAR VALUE, AS OF
                                  JUNE 30, 2001

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    ------

Exhibit index on page 12                                      Page 1 of 13 pages

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                           Consolidated Balance Sheet
                                  June 30, 2001
                                  (Unaudited)

                                     ASSETS

Current assets
   Cash                                                                         $     45,154
   Receivables                                                                        20,000
   Prepaid Expenses                                                                    6,500
                                                                                -------------
       Total current assets                                                           71,654
                                                                                -------------
Property and equipment - net of accumulated depreciation                              51,749
Other assets                                                                          11,050
                                                                                -------------
                                                                                $    134,453
                                                                                =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Accounts payable and accrued expenses                                        $    983,215
   Accrued payroll and related taxes                                                 187,528
   Current portion of long term debt                                                 425,885
   Related party payable                                                             104,641
   Deferred revenue and deposits payable                                             464,216
                                                                                -------------
       Total current liabilities                                                   2,165,485
                                                                                -------------
Long term debt                                                                     1,149,487
                                                                                -------------
Minority Interest in Consolidated Subsidiary                                          86,000
                                                                                -------------

Commitments and contingencies

Stockholders' deficiency
   Preferred stock, Series A, convertible, cumulative, $.0001 stated value,
     1,000,000 shares authorized, none  issued and outstanding                             -
   Preferred stock, Series B, convertible, cumulative, $.0001 stated value,
     1,000,000 shares authorized, none  issued and outstanding                             -
   Preferred stock, Series C, convertible, cumulative, $.0001 stated value,
     2,000,000 shares authorized, none  issued and outstanding
   Common stock, $.0001 par value, 20,000,000 shares authorized,
     8,320,237 shares, issued and outstanding                                            832
   Additional paid in capital                                                      6,935,761
   Accumulated deficit                                                           (10,203,112)
                                                                                -------------
       Total stockholders' deficiency                                             (3,266,519)
                                                                                -------------
                                                                                $    134,453
                                                                                =============



                See accompanying notes to financial statements.

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                      Consolidated Statements of Operations
        For the six months and three months ended June 30, 2001 and 2000
                                  (Unaudited)


                                                                       Six months ended                    Three months ended
                                                                   2001                2000              2001              2000
                                                             ----------------    ----------------   ---------------   -------------
REVENUES
  Golf School                                                $         65,066    $       428,580    $       26,290    $     94,384
   License fees                                                       151,500            227,500           101,500          25,000
                                                             -----------------   ----------------   ---------------   -------------
       TOTAL REVENUES                                                 216,566            656,080           127,790         119,384
                                                             -----------------   ----------------   ---------------   -------------

Cost of revenues                                                      177,354            168,492            98,876          59,211
                                                             -----------------   ----------------   ---------------   -------------
Gross profit                                                           39,212            487,588            28,914          60,173
                                                             -----------------   ----------------   ---------------   -------------

Operating expenses
  Sales, general and administrative                                   463,464          1,149,016           141,990         575,812
  Depreciation                                                         10,037              7,410             4,977           3,705
                                                             -----------------   ----------------   ---------------   -------------
    Total operating expenses                                          473,501          1,156,426           146,967         579,517
                                                             -----------------   ----------------   ---------------   -------------

Operating (loss)                                                     (434,289)          (668,838)         (118,053)       (519,344)

Minority interest                                                      (6,000)                 -            (6,000)              -
Interest expense                                                      (69,193)           (91,314)          (34,024)        (45,497)
                                                             -----------------   ----------------   ---------------   -------------

Net (Loss)                                                   $       (509,482)   $      (760,152)   $     (158,077)   $   (564,841)
                                                             =================   ================   ===============   =============

Per share information
   Weighted average shares outstanding                              7,366,476          5,520,365         7,371,520       5,742,282
                                                             =================   ================   ===============   =============
 Net (loss) per common share                                            (0.07)             (0.14)            (0.02)          (0.10)
                                                             =================   ================   ===============   =============

                See accompanying notes to financial statements.

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                                        2001                   2000
                                                                                  ---------------        ---------------
      Net cash (used in) operating activities                                     $     (340,146)        $     (853,100)
                                                                                  ---------------        ---------------

Cash flows from investing activities:
  Sale (purchase) of fixed assets                                                          2,383                (25,612)
                                                                                  ---------------        ---------------
     Net cash (used in) investing activities                                               2,383                (25,612)
                                                                                  ---------------        ---------------

Cash flows from financing activities:
  Proceeds from notes and bonds payable, related party                                    89,700                      -
  Payment on notes and bonds payable, related party                                      (42,000)               (98,776)
  Partner contributions to consolidated subsidiary                                        80,000                      -
  Net proceeds from issuance of stock                                                     70,000                 891,040
  Proceeds from note and bonds payable                                                   118,750                  96,399
                                                                                  ---------------        ----------------
     Net cash provided by financing activities                                           316,450                 888,663
                                                                                  ---------------        ----------------

Net increase (decrease) in cash                                                          (21,313)                  9,951

Beginning - cash                                                                          66,467                  (2,808)
                                                                                  ---------------        ----------------

Ending - cash                                                                     $       45,154         $         7,143
                                                                                  ===============        ================


                See accompanying notes to financial statements.

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                     Notes to Unaudited Financial Statements


ACCOUNTING POLICIES

Basis of presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310 (b) of regulation S-B. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the periods indicated have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Consolidated financial statements - The accompanying consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Net loss per share - The net loss per share amounts are based on the weighted average number of common shares outstanding for the period. Potential common shares and the computation of diluted earnings per share are not considered, as their effect would be anti-dilutive.

Reclassifications - Certain items in the June 30, 2000 financial statements have
been  reclassified  to  conform  to  the  June  30,  2001  financial   statement
presentation. These reclassifications had no effect on net income.

STOCKHOLDERS' DEFICIENCY

Common Stock

During the three months ended June 30, 2001 the Company converted $227,000 in debt and accrued expenses into 908,000 shares of its $.0001 par common stock.

SUBSEQUENT EVENTS

During August 2001 the Company purchased Golf Fit, LLC for 250,000 shares of common stock, royalties on each Learning Center, $15,000 at the time of purchase and $5,000 for each month until termination of contract.

During August 2001 the Company converted $396,685 of long-term debt and $93,262 of accrued interest into 1,959,788 shares of its $0.0001 par value common stock. Additionally, the Company issued 380,232 shares of its $0.0001 par value common stock related to services that are included in accrued expenses at June 30, 2001 for $183,231.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         PROform golf, inc. provides golf instruction through two outlets - Destination Golf Schools and Learning Centers. Our teaching curriculum has been recognized by the PGA and noted publications such as Golf Magazine and Golf Tips. Destination Golf Schools which are operated by PROform offer full-day and multiple-day courses. Learning Centers are operated by PROform as well as independent licensees, which offer hourly instruction as well as conducting sales of "fitted" golf clubs. The golf clubs are supplied by major manufacturers. The manufacturer delivers the clubs upon receipt of the consumer's specifications. Therefore, the Learning Center is in effect brokering the golf clubs without inventory cost.

         Destination Golf Schools and Learning Centers may exist at the same location, thereby allowing the student to select full-day, multiple-day or hourly instruction based on the student's needs. As of August 15, 2001, we had six Destination Golf Schools under contract for operation during all or portions of the year. We had three licensees operating Learning Centers and three other licensees working towards operational Learning Centers.

BUSINESS STRATEGY

         The key elements of our strategy are (1) license the right to our teaching curriculum to be used as Learning Centers; (2) establish corporate owned Learning Centers in the Southwest; and (3) acquire other golf schools. We cannot assure you that we will be able to execute our strategy successfully.

   o     LICENSE THE RIGHT TO OUR TEACHING CURRICULUM TO BE USED AT
         LEARNING CENTERS

         To augment our instruction at Learning Centers, we have acquired the assets of "Golf Fit", a Denver-based company which has coupled golf instruction with golf club fitting. Golf Fit represents the top golf club manufactures. The profit margin (based upon the manufacturer's suggested retail price) for the golf clubs ranges from 26% to 50%.

         Learning Centers utilize our nationally recognized teaching curriculum to offer hourly instruction. These centers operate under the PROform / Golf Fit name. To ensure quality control we conduct training and in turn certification of our golf professionals in our techniques of golf instruction and golf club fitting. All golf club sales are facilitated by and through PROform. We believe this will provide for quantity ordering and discounts thus, allowing us to achieve economies of scale and greater profits

         All of our Learning Centers will be part of a national branding/marketing campaign to create brand awareness and increase the perception of the availability of our products (golf clubs) and services (golf instruction).

   o     ESTABLISH CORPORATE-OWNED LEARNING CENTERS IN THE SOUTHWEST

         We have targeted the Southwest region of the United States for corporate-owned Learning Centers. The Southwest region encompasses California, Arizona, New Mexico, Nevada, Utah and Colorado. We believe these centers will provide us with greater profits than centers licensed to other parties. In addition the corporate-owned centers will provide tangible feedback from the market as we develop. We believe the corporate-owned centers will enhance total volume sales and allow for greater margins.

         Our intent is to locate our sites in different geographic regions with varying golf seasons, which we believe will reduce the effect of seasonality of our business. We have incurred significant expenses for personnel training, which we believe will assist us in implementing our expansion plans. By placing an emphasis on training, we have enabled our staff to become very familiar with our systems, which in turn will assist with the training of new staff of any acquired schools.

   o     ACQUIRE OTHER GOLF SCHOOLS

         We believe location is the most important consideration for a golfer in deciding which golf school to attend. We believe that we can attract more students and sell more student days by offering more locations. We believe that acquiring established golf schools is the best method to increase the number of available locations. We believe we could benefit from economies of scale achieved through acquiring other golf schools and that acquisitions of currently operating golf schools can significantly increase our revenue base. At our present stage of development, our operations are too small to benefit form these economies of scale.

         Our plan is to acquire golf schools in exchange for shares of our common stock. Therefore, our ability to acquire golf schools is dependent upon the value and tradability of our stock. Presently, the value of our stock is too low to allow us to pursue our goal of acquiring other golf schools. Instead, we are focusing our efforts on licensing Learning Centers to third parties and opening corporate-owned Learning Centers, as discussed above. Management believes if the price of our stock increases we can acquire existing golf schools using primarily stock and to a lesser extent cash. The acquired schools would become Destination Golf Schools and we intend to allow them to operate autonomously until we can consolidate their operations effectively. No assurances can be made that we will be able to acquire any golf schools.

RESULTS OF OPERATIONS

         NET LOSS. We incurred net losses of $158,077 and $509,482 for the three and six months ended June 30, 2001, respectively, as compared to net losses of $564,841 and $760,152 for the comparable 2000 fiscal periods, decreases of approximately 72% and 33%, respectively. The decrease in both the three-month and six-month losses is due primarily to decreased selling, general and administrative expenses during the period.

         TOTAL REVENUE. During the six months ended June 30, 2001, we generated Learning Center license fees of $151,500. The licenses were sold through a partnership formed to license the Learning Centers and Golf Fit system. Prior to the acquisition of the assets of Golf Fit, as discussed below, we had an arrangement with Golf Fit, and we granted Learning Centers the right to market Golf Fit services.

         We serve as the general partner of the limited partnership and our percentage of ownership of the limited partnership is 96%. The partnership generated $100,000 and $150,000 of license fees during the three and six months ended June 30, 2001.

         Subsequent to June 30, 2001, we acquired the assets of Golf Fit, a Denver based business in exchange for 250,000 shares of common stock and royalties based on revenues.

         We had total revenue of $127,790 and $216,566 for the three and six month periods ended June 30, 2001, respectively, compared to $119,384 and $656,080 of total revenue for the comparable 2000 fiscal periods. The total revenue for the three-month 2001 fiscal period is comprised of $26,290 of golf school revenue and $101,500 of Learning Center license fees. The comparable three-month 2000 fiscal period was comprised of $94,384 of golf school revenue and $25,000 of Distributorship license fees. The $68,094 decrease in golf school revenue was primarily due to the acquisition of Golf Fit and the transition into the business of selling Learning Centers. The total revenue for the six-month 2001 fiscal period is comprised of $65,066 of golf school revenue and $151,500 in Learning Center license fees. The comparable six-month 2000 fiscal period was comprised of $428,580 of golf school revenue and $227,500 of Distributorship license fees. The decreases for the six-month period were due to the decision by management to transition into the sale and establishment of Learning Centers.

         COST OF REVENUE. Total cost of revenues for the three months ended June 30, 2001 was $98,876. The portion of cost of revenues relating to golf schools was $18,722 against $26,290 of golf school revenue, compared to $59,211 against $94,384 of golf school revenue for the 2000 fiscal period. Cost of revenues consists primarily of instructor salaries and site fees (calculated on a "per head" basis). Cost of revenues for golf schools as a percentage of golf school revenue increased from 63% for 2000 to 71% for 2001. Cost of revenues increased as a percentage of total revenues for the six months ended June 30, 2001 (130% in 2001 compared to 39% in 2000) due to lower student/instructor ratios in 2001. The cost of revenues relating to license fees consisted of $80,154 and $12,500 for the three and six months ended June 30, 2001, respectively. These costs include golf fitting equipment and royalties.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, salaries for administrative and sales staff, and rent at our headquarters, decreased by 59% and 75% for the three and six months ended June 30, 2001, respectively, compared to the same periods during 2000. The individual expenses which accounted for a majority of the decreases were $113,150 and $175,090 decreases in consulting, $25,642 and $54,696 decreases in loan inducement expenses,

$141,165 and $265,756 decreases in payroll and related taxes and $17,442 and $83,002 decreases in professional fees for the three and six months ended June 30, 2001, respectively, compared to the same periods during 2000. These changes are due to decreased marketing for golf schools, reductions in the number of staff and reduced operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The cash requirements of funding our operations and expansion have exceeded cash flow from operations. At June 30, 2001, we had $45,154 in cash, compared to $66,467 at December 31, 2000. At June 30, 2001, our working capital deficiency was $2,331,831, as compared to a deficiency of $2,024,095 at December 31, 2000. To date, we have satisfied our capital needs primarily through debt and equity financing. During August 2001 we converted $396,685 of long-term debt and $93,262 of accrued interest into 1,959,788 shares of common stock. Additionally, during August 2001 we issued 380,232 shares of common stock as payment for $183,231 of services that are included in accrued expenses at June 30, 2001.

         At June 30, 2001, short-term notes payable and bonds was $425,885, as compared to $450,241 at December 31, 2000. The decrease was due to the repayment and conversion of debt into common stock. The converted debt consisted of $52,000 of accrued payroll and related party loans payable due to four employees converted into 208,000 shares of common stock. Also, our president and CEO converted $175,000 of bonds payable into 700,000 shares of common stock.

         As described above, at June 30, 2001, we had a significant working capital deficit. This deficit is the result of current expenses exceeding revenues. Therefore, our business plan is dependent upon our ability to sell and establish Learning Centers and their ability to generate revenues, and we will need to raise additional capital to fund our operations. In that event, we cannot assure you that additional capital would be available at all, at an acceptable cost, or an a basis that would be timely to allow us to finance our operations or expansion opportunities.

         At June 30, 2001, our current liabilities exceeded current assets by $2,093,831 and our total liabilities exceeded total assets by $3,266,521. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

SEASONALITY

         Throughout much of the United States, the golf business is seasonal, to combat this issue the Company has chosen the Southwestern United States for its corporate owned sites. In addition, our operations are subject to the effects of inclement weather from time to time even during the seasons that they are open. The timing of any new facility openings, the seasons our facilities are open, the effects of unusual weather patterns and the seasons in which students are inclined to attend golf schools are expected to cause our future results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons will not necessarily be meaningful and should not be relied on as indicative of future results.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2001, we issued 908,000 shares of common stock in exchange for the conversion of related party debt at $0.25 per share. The stock was issued to four employees and our president and CEO. There were no issuance costs associated the either sale.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         At June 30, 2001, we were in default on the payment of principal and interest on approximately $425,884 of debt. As of August 20, 2001, we were in default on the payment of principal and interest on approximately $235,700 of debt.

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

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS


REGULATION                                                                              CONSECUTIVE
S-B NUMBER                                      EXHIBIT                                 PAGE NUMBER

   3.1          Amended and Restated Certificate of Incorporation(1)<F1>                    N/A

   3.2          Articles of Amendment dated July 25, 2000(2)<F2>                            N/A

   3.3          Bylaws(1)<F1>                                                               N/A

  10.6          Employment Agreement between the Company and William D. Leary
                dated July 1, 1998(1)<F1>                                                   N/A

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

                                          PROFORM GOLF, INC.
                                          (Registrant)


Date:    August 20, 2001                  By:      /S/ WILLIAM D. LEARY
                                             ----------------------------------
                                             William D. Leary, President
                                             (Principal Financial and Accounting
                                             Officer)