Form 10QSB
period 2001-09-30
PROFORM GOLF INC
filed 2001-11-20
CIK 1012176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2001

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

            8,490,237 SHARES OF COMMON STOCK, $.0001 PAR VALUE, AS OF
                               SEPTEMBER 30, 2001

       Transitional Small Business Disclosure Format (check one); Yes     No X
                                                                     ---    ---

         Exhibit index on page 9             Page 1 of 10 pages

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                                  Balance Sheet
                               September 30, 2001

                                     ASSETS
Current assets
   Cash overdraft                                                                      $     (8,565)
   Prepaid Expenses                                                                           7,549
                                                                                       ------------
       Total current assets                                                                  (1,016)
                                                                                       ------------

Property and equipment - net of accumulated depreciation                                     46,731
Other assets                                                                                 31,050
                                                                                       ------------
                                                                                       $     76,765
                                                                                       ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Accounts payable and accrued expenses                                               $  1,125,487
   Accrued payroll and related taxes                                                        137,077
   Current portion of long term debt                                                        409,188
   Related party payable                                                                    104,641
   Deferred revenue and deposits payable                                                    426,216
                                                                                       ------------
       Total current liabilities                                                          2,202,609
                                                                                       ------------
Long term debt                                                                            1,177,682
                                                                                       ------------

Minority Interest in Consolidated Subsidiary                                                 86,000
                                                                                       ------------
Commitments and contingencies

Stockholders' deficiency
   Preferred  stock,  Series A,  convertible,  cumulative,  $.0001 stated value,
     1,000,000 shares authorized, none issued and outstanding                                    --

   Preferred  stock,  Series B,  convertible,  cumulative,  $.0001 stated value,
     1,000,000 shares authorized, none issued and outstanding                                    --

   Preferred  stock,  Series C,  convertible,  cumulative,  $.0001 stated value,
     2,000,000 shares authorized, none issued and outstanding
   Common stock, $.0001 par value, 20,000,000 shares authorized,
     8,490,237 shares, issued and outstanding                                                   849
   Additional paid in capital                                                             6,967,744
   Accumulated deficit                                                                  (10,358,119)
                                                                                       ------------
       Total stockholders' deficiency                                                    (3,389,526)
                                                                                       ------------
                                                                                       $     76,765
                                                                                       ============

                 See accompanying notes to financial statements

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                            Statements of Operations
     For the nine months and three months ended September 30, 2001 and 2000

                                    Nine months ended           Three months ended
                                  2001           2000            2001          2000
                               --------------------------    --------------------------
REVENUES
  Golf School                  $    88,128    $   703,142    $    23,062    $    47,062
   License fees
                                   151,500           --             --             --
                               -----------    -----------    -----------    -----------
       TOTAL REVENUES              239,628        703,142         23,062         47,062
                               -----------    -----------    -----------    -----------

Cost of revenues                   208,752        279,643         31,398        111,151
                               -----------    -----------    -----------    -----------
Gross (loss) profit                 30,876        423,499         (8,336)       (64,089)
                               -----------    -----------    -----------    -----------

Operating expenses
  Sales, general and
administrative                     580,113      1,743,471        116,649        594,455
  Depreciation
                               -----------    -----------    -----------    -----------
                                    15,055         11,120          5,018          3,710
                               -----------    -----------    -----------    -----------

    Total operating expenses       595,168      1,754,591        121,667        598,165
                               -----------    -----------    -----------    -----------

Operating (loss)
                                  (564,292)    (1,331,092)      (130,003)      (662,254)
Minority interest
                                                                   6,000           --
Interest expense                   104,196        129,728         35,006         38,414
                               -----------    -----------    -----------    -----------

Net (Loss)                     $  (668,488)   $(1,460,820)   $  (165,009)   $  (700,668)
                               ===========    ===========    ===========    ===========



Per share information
   Weighted average shares       7,399,720      5,535,532      7,466,209      5,742,282
                               ===========    ===========    ===========    ===========

 Net (loss) per common share         (0.09)         (0.26)         (0.02)         (0.12)
                               ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                            Statements of Cash Flows
              For the nine months ended September 30, 2001 and 2000

                                                             2001          2000
                                                           ---------    -----------
      Net cash (used in) operating activities              $(562,060)   $(1,479,871)
                                                           ---------    -----------

Cash flows from investing activities:
  Sale (purchase) of fixed assets                              2,383        (24,432)
                                                           ---------    -----------
     Net cash (used in) investing activities                   2,383        (24,432)
                                                           ---------    -----------

Cash flows from financing activities:
  Proceeds from notes and bonds payable, related party
                                                                --       (1,591,609)
  Payment on notes and bonds payable, related party           (2,876)          --
  Minority interest                                           86,000
  Net proceeds from issuance of stock                        329,000      2,975,540
  Proceeds from note and bonds payable                        72,521        257,399
                                                           ---------    -----------
     Net cash provided by financing activities               484,645      1,641,330
                                                           ---------    -----------

Net increase (decrease) in cash                              (75,032)       137,027

Beginning - cash                                              66,467         (2,808)
                                                           ---------    -----------

Ending - cash                                              $  (8,565)   $   134,219
                                                           =========    ===========

                      See accompanying notes to financials

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

No Review by Auditors--The unaudited financial statements have not been reviewed by the Company's auditors due to the Company's present lack of funds. It is the Company's intention to have the unaudited financial statements reviewed by the auditors as soon as additional operating funds are available and file an amended form 10-QSB containing the auditor's review.

Net loss per share - The net loss per share amounts are based on the weighted average number of common shares outstanding for the period. Potential common shares and the computation of diluted earnings per share are not considered, as their effect would be anti-dilutive.


STOCKHOLDERS' EQUITY

Common Stock

During the three months ended September 30, 2001 the Company converted $227,000 in debt and accrued expenses into 908,000 shares of its $.0001 par common stock. There was no issuance cost.


CONTINUING LOSSES, DEFICIT IN EQUITY AND NEGATIVE WORKING CAPITAL

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at September 30, 2001, current liabilities exceeded current assets by $2,203,625 and total liabilities exceed total assets by $3,389,523.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW

     PROform golf, inc. provides golf instruction through Learning Centers. Our teaching curriculum has been recognized by the PGA and noted publications such as Golf Magazine and Golf Tips. Learning Centers are operated by PROform as well as independent licensees, which offer hourly instruction as well as conducting sales of "fitted" golf clubs. The golf clubs are supplied by major manufacturers. The manufacturer delivers the clubs upon receipt of the consumer's specifications. Therefore, the Learning Center is in effect brokering the golf clubs without inventory cost.

     As of November 20, 2001, we had three licensees operating Learning Centers and three other licensees working towards operational Learning Centers. Prior to the events of September 11, 2001 PROform was delivering destination golf school instruction whereby students would travel to resort facilities for full-day or multi-day golf schools, all such schools have been since been abandoned as people are reluctant to travel. To that end the company has ceased it efforts regarding the acquisition of existing golf schools.

     At the present time we are experiencing a severe lack of liquidity. As a result we have been unable to have the unaudited financial statements reviewed by our auditors. We are also curtailing expenses as much as possible in order to continue operations.


BUSINESS STRATEGY

     The key elements of our strategy are (1) continue to establish corporate owned Learning Centers and (2) license the right to our teaching curriculum to be used at Learning Centers. We cannot assure you that we will be able to execute our strategy successfully.

o    CONTINUE TO ESTABLISH CORPORATE-OWNED LEARNING CENTERS

     We have scaled back from our goal of targeting the Southwest region of the United States for corporate-owned Learning Centers to those within Colorado. We believe these centers will provide us with greater profits than centers licensed to other parties. In addition the corporate-owned centers will provide tangible feedback from the market as we develop. We believe the corporate-owned centers will enhance total volume sales and allow for greater margins.

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

RESULTS OF OPERATIONS

     NET LOSS. We incurred net losses of $165,009 and $668,488 for the three and nine months ended September 30, 2001, respectively, as compared to net losses of $700,668 and 1,460,820 for the comparable 2000 fiscal periods, decreases of approximately 68% and 50%, respectively. The decrease in both the three-month and nine-month losses is due primarily to decreased selling, general and administrative expenses during the period.

     TOTAL REVENUE. During the nine months ended September 30, 2001, we generated Learning Center license fees of $151,500. The licenses were sold through a partnership formed to license the Learning Centers and Golf Fit system. Prior to the acquisition of the assets of Golf Fit, as discussed below, we had an arrangement with Golf Fit, and we granted Learning Centers the right to market Golf Fit services.

     We serve as the general partner of the limited partnership and our percentage of ownership of the limited partnership is 96%. The partnership generated $100,000 and $150,000 of license fees during the three and nine months ended September 30, 2001.

     Prior to September 30, 2001, we acquired the assets of Golf Fit, a Denver based business in exchange for 250,000 shares of common stock and royalties based on revenues.

     We had total revenue of $239,628 and $23,062 for the three and nine month periods ended September 30, 2001, respectively, compared to $47,062 and $703,142 of total revenue for the comparable 2000 fiscal periods. The total revenue for the three-month 2001 fiscal period is comprised of $26,290 of golf school revenue and $101,500 of Learning Center license fees. The comparable three-month 2000 fiscal period was comprised of $94,384 of golf school revenue and $25,000 of Distributorship license fees. The 68,094 decrease in golf school revenue was primarily due to the acquisition of Golf Fit and the transition into the business of selling Learning Centers. The total revenue for the nine-month 2001 fiscal period is comprised of $88,128 of golf school revenue and $151,500 in Learning Center license fees. The comparable nine month 2000 fiscal period was comprised of $703,142 of golf school revenue and $0.00 of Distributorship license fees. The decreases for the nine-month period were due to the decision by management to transition into the sale and establishment of Learning Centers.

     COST OF REVENUE. Total cost of revenues for the nine months ended September 30, 2001 was $31,398. The portion of cost of revenues relating to golf schools was $16,374 against $23,062 of golf school revenue, compared to $111,151 against $47,062 of golf school revenue for the 2000 fiscal period. Cost of revenues consists primarily of instructor salaries and site fees (calculated on a "per head" basis). Cost of revenues for golf schools as a percentage of golf school revenue increased from 63% for 2000 to 71% for 2001. Cost of revenues increased as a percentage of total revenues for the nine months ended September 30, 2001 (130% in 2001 compared to 39% in 2000) due to lower student/instructor ratios in 2001. The cost of revenues relating to license fees consisted of $24,804 and $131,504 for the three and nine months ended September 30, 2001, respectively. These costs include golf fitting equipment and royalties.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, salaries for administrative and sales staff, and rent at our headquarters continue to decrease due to the Company's considerable down-sizing which has resulted in decreased marketing costs for golf schools, reductions in staff and reduced operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The cash requirements of funding our operations and expansion have exceeded cash flow from operations. At September 30, 2001, we had a deficit of ($8,565) in cash, compared to $66,467 at December 31, 2000. At September 30, 2001, our working capital deficiency was $2,563,357, as compared to a deficiency of $2,024,095 at December 31, 2000. To date, we have satisfied our capital needs primarily through debt and equity financing. During August 2001 we converted $396,685 of long-term debt and $93,262 of accrued interest into 1,959,788 shares of common stock. Additionally, during August 2001 we issued 380,232 shares of common stock as payment for $183,231 of services that are included in accrued expenses at June 30, 2001. During September, we sold 170,000 shares of the Company's stock at $0.10 per share for a total price of $17,000.

     At September 30, 2001, short-term notes payable and bonds was $409,188, as compared to $450,241 at December 31, 2000. The decrease was due to the repayment and conversion of debt into common stock. The converted debt consisted of $52,000 of accrued payroll and related party loans payable due to four employees converted into 208,000 shares of common stock.

     As described above, at September 30, 2001, we had a significant working capital deficit. This deficit is the result of current expenses exceeding revenues. Therefore, our business plan is dependent upon our ability to sell and establish Learning Centers and their ability to generate revenues, and we will need to raise additional capital to fund our operations. In that event, we cannot assure you that additional capital would be available at all, at an acceptable cost, or on a basis that would be timely to allow us to finance our operations or expansion opportunities.

     At September 30, 2001, our current liabilities exceeded current assets by $2,203,625 and our total liabilities exceeded total assets by $3,389,526. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2001, we issued 170,000 shares of common stock in exchange for cash at $0.10 per share.

     The sale and issuance of the shares of common stock were deemed exempt from registration under Section 4(2) of the Securities Act of 1933. Appropriate legends were affixed to the stock certificates issued in the above transactions. The securities were offered and sold by the registrant without any underwriters. All of the purchasers were deemed to be sophisticated with respect to an investment in securities of the registrant by virtue of their financial condition and/or relationship to members of management of the registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     At September 30, 2001, we were in default on the payment of principal and interest on approximately $409,188 of debt. As of November 20, 2001, we were in default on the payment of principal and interest on approximately $235,700 of debt.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5. OTHER INFORMATION

          Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          A) EXHIBITS: None


          B) REPORTS ON FORM 8-K:

               None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PROFORM GOLF, INC.
                                               (Registrant)


Date:    November 20, 2001                     By:      /s/  KEVIN MILLER
                                                       -----------------------
                                                       Kevin Miller, President