Form 10QSB/A
period 2001-09-30
PROFORM GOLF INC
filed 2001-12-21
CIK 1012176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT

        For the transition period from ______________ to _______________

                        Commission file number 333-61533

                               PROFORM GOLF, INC.
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                       84-1334921
         (State or other jurisdiction of   (IRS Employer Identification No.)
          incorporation or organization)


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

Transitional Small Business Disclosure Format (check one); Yes | | No|X|

Explanatory note on amendment

The Registrant has filed this Amendment as a result of its prior failure to have its financial statements reviewed by its auditors as required by Securities and Exchange Commission regulations. The financial statements contained herein have been reviewed by the auditors as required. The Amendment has revised the following sections:

Item I. Unaudited Financial Statements for the nine month period ended September 30, 2001
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 5. Other Information.

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                           Consolidated Balance Sheet
                               September 30, 2001
                                  (Unaudited)


                                     ASSETS

Current assets
   Due from licensee                                                          $     20,000
   Prepaid Expenses                                                                  7,549
                                                                                 ---------
       Total current assets                                                         27,549
                                                                                 ---------

Property and equipment - net of accumulated depreciation                            46,731
Other assets                                                                        11,050
                                                                                 ---------
                                                                              $     85,330
                                                                                 =========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Cash overdraft                                                             $      8,565
   Accounts payable and accrued expenses                                           991,788
   Accrued payroll and related taxes                                               187,732
   Current portion of long term debt                                               443,885
   Related party payable                                                           104,641
   Deferred revenue and deposits payable                                           504,276
                                                                                 ---------
       Total current liabilities                                                 2,240,887
                                                                                 ---------

Long term debt                                                                   1,147,970
                                                                                 ---------

Minority Interest in Consolidated Subsidiary                                        86,000
                                                                                 ---------
Commitments and contingencies

Stockholders' deficiency
   Preferred stock, Series A, convertible, cumulative, $.0001 stated value,
     1,000,000 shares authorized, none  issued and outstanding                          --
   Preferred stock, Series B, convertible, cumulative, $.0001 stated value,
     1,000,000 shares authorized, none  issued and outstanding                          --
   Preferred stock, Series C, convertible, cumulative, $.0001 stated value,
     2,000,000 shares authorized, none  issued and outstanding                          --
   Common stock, $.0001 par value, 20,000,000 shares authorized,
     8,490,237 shares, issued and outstanding                                          849
   Additional paid in capital                                                    6,967,744
   Accumulated deficit                                                         (10,358,120)
                                                                               -----------
       Total stockholders' deficiency                                           (3,389,527)
                                                                               -----------
                                                                              $     85,330
                                                                               ===========

          See accompanying notes to consolidated financial statements

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                      Consolidated Statements of Operations
     For the nine months and three months ended September 30, 2001 and 2000
                                  (Unaudited)


                                              Nine months ended           Three months ended
                                              2001           2000         2001          2000
                                         -----------   ------------   ------------   ------------
REVENUES
  Golf School                            $    88,128    $   703,142    $    23,062    $    47,062
   License fees                              151,500             --             --             --
                                         -----------    -----------    -----------    -----------
       TOTAL REVENUES                        239,628        703,142         23,062         47,062
                                         -----------    -----------    -----------    -----------

Cost of revenues                             208,752        279,643         31,398        111,151
                                         -----------    -----------    -----------    -----------
Gross profit (loss)                           30,876        423,499         (8,336)       (64,089)
                                         -----------    -----------    -----------    -----------
Operating expenses
  Sales, general and administrative          570,115      1,743,471        106,652        594,454
  Depreciation                                15,055         11,120          5,018          3,710
                                         -----------    -----------    -----------    -----------
    Total operating expenses                 585,170      1,754,591        111,670        598,164
                                         -----------    -----------    -----------    -----------
Operating (loss)                            (554,294)    (1,331,092)      (120,006)      (662,253)

Minority interest                             (6,000)            --             --             --
Interest expense                            (104,196)      (129,728)       (35,003)       (38,414)
                                         -----------    -----------    -----------    -----------

Net (Loss)                               $  (664,490)   $(1,460,820)   $  (155,009)   $  (700,667)
                                         ===========    ===========    ===========    ===========
Per share information
   Weighted average shares outstanding     7,727,323      5,807,304      8,387,793      6,350,848
                                         ===========    ===========    ===========    ===========
 Net (loss) per common share                   (0.09)         (0.25)         (0.02)         (0.11)
                                         ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 2001 and 2000
                                  (Unaudited)




                                                              2001         2000
                                                          ----------   ------------
Cash flows from operating activities:
      Net cash (used in) operating activities              $(415,783)   $(1,313,366)
                                                           ---------    -----------

Cash flows from investing activities:
  Sale (purchase) of fixed assets                              2,383        (24,432)
                                                           ---------    -----------
     Net cash provided by (used in) investing activities       2,383        (24,432)
                                                           ---------    -----------

Cash flows from financing activities:
  Proceeds from notes and bonds payable, related party        89,700        290,000
  Payment on notes and bonds payable, related party          (43,517)      (170,011)
  Minority interest                                           80,000             --
  Net proceeds from issuance of stock                        102,000        791,040
  Proceeds from note and bonds payable                       118,750        565,000
  Payment on notes and bonds payable                              --        (26,500)
                                                           ---------    -----------
     Net cash provided by financing activities               346,933      1,449,529
                                                           ---------    -----------

Net increase (decrease) in cash                              (66,467)       111,731

Beginning - cash                                              66,467             --
                                                           ---------    -----------

Ending - cash                                              $      --    $   111,731
                                                           =========    ===========

          See accompanying notes to consolidated financial statements

                               Proform Golf, Inc.
                  (fka Proformance Research Organization, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2001



ACCOUNTING POLICIES

Basis of presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB for the year ended December 31, 2000.

Consolidated financial statements - The accompanying consolidated financial statements include the accounts of the company and its majority-owned subsidiary. Inter-company transactions and balances have been eliminated in consolidation.

Net loss per share - The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

STOCKHOLDERS' DEFICIENCY

Common Stock - During the three months ended September 30, 2001, the Company issued 170,000 shares of common stock for $32,000.

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

*        CONTINUE TO ESTABLISH CORPORATE-OWNED LEARNING CENTERS

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

*            LICENSE THE RIGHT TO OUR TEACHING CURRICULUM TO BE USED AT
                                LEARNING CENTERS

          To augment our instruction at Learning Centers, we have acquired the assets of "Golf Fit", a Denver-based company which has coupled golf instruction with golf club fitting. Golf Fit represents the top golf club manufactures. The profit margin (based upon the manufacturer's suggested retail price) for the golf clubs ranges from 26% to 50%.

         Learning Centers utilize our nationally recognized teaching curriculum to offer hourly instruction. These centers operate under the PROform / Golf Fit name. To ensure quality control we conduct training and in turn certification of our golf professionals in our techniques of golf instruction and golf club fitting. All golf club sales are facilitated by and through PROform. We believe this will provide for quantity ordering and discounts thus, allowing us to achieve economies of scale and greater profits.

         All of our Learning Centers will be part of a national branding/marketing campaign to create brand awareness and increase the perception of the availability of our products (golf clubs) and services (golf instruction).


RESULTS OF OPERATIONS

         NET LOSS. We incurred net losses of $155,009 and $668,490 for the three and nine months ended September 30, 2001, respectively, as compared to net losses of $700,667 and $1,460,820 for the comparable 2000 fiscal periods, decreases of approximately 78% and 54%, respectively. The decrease in both the three-month and nine-month losses is due primarily to decreased selling, general and administrative expenses during the period.

         TOTAL REVENUE. During the nine months ended September 30, 2001, we generated Golf School revenue of $88,128 and Learning Center license fees of $151,500. The licenses were sold through a partnership formed to license the Learning Centers and Golf Fit system. Prior to the acquisition of the assets of Golf Fit, as discussed below, we had an arrangement with Golf Fit, and we granted Learning Centers the right to market Golf Fit services.

         We serve as the general partner of the limited partnership and our percentage of ownership of the limited partnership is 96%. The partnership generated $150,000 of license fees during the nine months ended September 30, 2001. None of the license fee revenue was earned during the three months ended September 30, 2001.

  Prior to September 30, 2001, we acquired the assets of Golf Fit, a Denver based business in exchange for 250,000 shares of common stock and royalties based on revenues.

         We had total revenue of $23,062 and $239,628 for the three and nine month periods ended September 30, 2001, respectively, compared to $47,062 and $703,142 of total revenue for the comparable 2000 fiscal periods. The total revenue for the three-month 2001 fiscal period is comprised of $23,062 of golf school revenue. The comparable three-month 2000 fiscal period was comprised of $47,062 of golf school revenue. The 24,000 decrease in golf school revenue was primarily due to the acquisition of Golf Fit and the transition into the business of selling Learning Centers. The total revenue for the nine-month 2001 fiscal period is comprised of $88,128 of golf school revenue and $151,500 in Learning Center license fees. The comparable nine month 2000 fiscal period was comprised of $703,142 of golf school revenue and no Distributorship license fees. The decreases for the nine-month period were due to the decision by management to transition into the sale and establishment of Learning Centers.

         COST OF REVENUE. Total cost of revenues for the nine months ended September 30, 2001 was $208,752. Cost of revenues consists primarily of instructor salaries and site fees (calculated on a "per head" basis). Cost of revenues increased as a percentage of total revenues for the nine months ended September 30, 2001 (87% in 2001 compared to 40% in 2000) due to lower student/instructor ratios in 2001. The cost of revenues include golf fitting equipment and royalties.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, consisting primarily of marketing and advertising expenses, salaries for administrative and sales staff, and rent at our headquarters continue to decrease due to the Company's considerable down-sizing which has resulted in decreased marketing costs for golf schools, reductions in staff and reduced operating expenses. ____ Selling, general and administrative expenses were $106,652 and $570,115 for the three and nine month periods ended September 30, 2001, respectively, compared to $594,454 and $1,743,471 of selling, general and administrative expenses for the comparable 2000 fiscal periods.


LIQUIDITY AND CAPITAL RESOURCES

 The cash requirements of funding our operations and expansion have exceeded cash flow from operations. For the nine months ended September 30, 2001, we had a decrease in cash of $66,467, compared to an increase in cash of $111,731for the nine months ended September 30, 2000. At September 30, 2001, our working capital deficiency was $2,213,338, as compared to a deficiency of $2,024,095 at December 31, 2000. To date, we have satisfied our capital needs primarily through debt and equity financing. During September, we sold 170,000 shares of the Company's stock at $0.10 per share for a total price of $32,000.

         At September 30, 2001, short-term notes payable and bonds were $443,885, as compared to $450,241 at December 31, 2000. The decrease was due to the repayment and conversion of debt into common stock consisting of $52,000 of accrued payroll and related party loans payable due to four employees converted into 208,000 shares of common stock. In addition, the Company borrowed an additional $89,700 from related parties, repaid $43,517 back to related parties, and borrowed $118,750 from other sources.

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

         At September 30, 2001, our current liabilities exceeded current assets by $2,213,338 and our total liabilities exceeded total assets by $3,389,527. These factors, among others, raise substantial doubt about our ability to continue as a going concern. We are experiencing a severe lack of liquidity and we are unable to pay our outstanding obligations. As a result Management is considering filing for bankruptcy protection and reorganization.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 2001, we issued 170,000 shares of common stock in exchange for cash of $32,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

     In December 2001, Kevin Miller resigned as president and William Leary was appointed president.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A) EXHIBITS: None

     B) REPORTS ON FORM 8-K: None.




SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PROFORM GOLF, INC.
                                                   (Registrant)



Date:    December 20, 2001                          By: /S/  WILLIAM LEARY
                                                    -------------------------
                                                    William Leary, President